Form 10-Q
period 2023-09-30
WK Kellogg Co
filed 2023-11-08
CIK 1959348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-41755
WK Kellogg Co

State of Incorporation—	Delaware	IRS Employer Identification No.	92-1243173
Address of principal executive offices: One Kellogg Square, P.O. Box 3599, Battle Creek, MI 49016-3599
Registrant’s telephone number: 269-401-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock par value, $.0001 per share	KLG	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of October 31, 2023 85,631,304 shares of the Registrant's common stock, par value $0.001 per share, were outstanding

WK KELLOGG CO

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.

WK KELLOGG CO
COMBINED BALANCE SHEET (Unaudited)
(millions, except per share data)

	September 30, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$64	$—
Accounts receivable, net	329	229
Inventories, net	326	431
Other current assets	20	10
Total current assets	739	670
Property, net	721	645
Goodwill	53	53
Other intangibles	57	57
Postretirement plan assets	270	—
Other assets	26	11
Total assets	$1,866	$1,436
Current liabilities
Notes payable	$164	$—
Current maturities of long-term debt	8	—
Accounts payable	474	473
Due to related parties	30	11
Accrued advertising and promotion	126	103
Accrued salaries and wages	54	32
Other current liabilities	75	47
Total current liabilities	931	666
Long-term debt	487	—
Deferred income taxes	96	63
Pension liability	130	—
Nonpension postretirement liability	15	15
Other liabilities	11	5
Commitments and contingencies (Note 9)
Equity
Net parent investment	223	725
Accumulated other comprehensive income (loss)	(27)	(38)
Total equity	196	687
Total liabilities and equity	$1,866	$1,436
See accompanying Notes to Unaudited Combined Financial Statements.

WK KELLOGG CO
COMBINED STATEMENT OF INCOME (Unaudited)
(millions, except per share data)

	Quarter ended		Year-to-date period ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$692	$705	$2,112	$2,018
Cost of goods sold	496	531	1,544	1,553
Selling, general and administrative expense	179	167	497	382
Operating profit	17	7	71	83
Other income (expense), net	38	22	53	79
Income before income taxes	55	29	124	162
Income tax expense	13	6	29	35
Net income	$42	$23	$95	$127

Per share amounts:
Basic and diluted earnings	$0.49	$0.27	$1.10	$1.48
Average shares outstanding (a):
Basic and diluted earnings	86	86	86	86
Actual shares outstanding at period end
a.On October 2, 2023, Kellanova, the former parent company of WK Kellogg Co, distributed 85,631,304 shares of WK Kellogg Co common stock to Kellanova's shareholders in connection with its spin-off of WK Kellogg Co (the "Spin-Off"). See Note 1 to the Unaudited Combined Financial Statements for more information. Basic and diluted earnings per share and the average number of shares outstanding were retrospectively recast for the number of WK Kellogg Co shares outstanding immediately following the Spin-Off.

See accompanying Notes to Unaudited Combined Financial Statements.

WK KELLOGG CO
COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(millions)

	Quarter ended			Year-to-date period ended
	September 30, 2023			September 30, 2023
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)	$55	$(13)	42	$124	$(29)	95
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	(1)	—	(1)	3	—	3
Other comprehensive income (loss)	$(1)	$—	$(1)	$3	$—	$3
Comprehensive income (loss)	$54	$(13)	$41	$127	$(29)	$98

	Quarter ended			Year-to-date period ended
	October 1, 2022			October 1, 2022
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)	$29	$(6)	23	$162	$(35)	127
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	(1)	—	(1)	(1)	—	(1)
Other comprehensive income (loss)	$(1)	$—	$(1)	$(1)	$—	$(1)
Comprehensive income (loss)	$28	$(6)	$22	$161	$(35)	$126
See accompanying Notes to Unaudited Combined Financial Statements.

WK KELLOGG CO
COMBINED STATEMENT OF EQUITY (Unaudited)
(millions)

	Quarter ended September 30, 2023
	Net parent investment	Accumulated other comprehensive income (loss)	Total equity

Balance, July 1, 2023	$684	$(34)	$650
Net income (loss)	42	—	42
Dividend paid to parent	(663)	—	(663)
Other net transfer (to)/from parent	160	8	168
Other comprehensive income (loss), net of tax	—	(1)	(1)
Balance, September 30, 2023	$223	$(27)	$196

	Year-to-date period ended September 30, 2023
	Net parent investment	Accumulated other comprehensive income (loss)	Total equity

Balance, December 31, 2022	$725	$(38)	$687
Net Income (loss)	95	—	95
Dividend paid to parent	(663)	—	(663)
Other net transfer (to)/from parent	66	8	74
Other comprehensive income (loss), net of tax	—	3	3
Balance, September 30, 2023	$223	$(27)	$196

	Quarter ended October 1, 2022
	Net parent investment	Accumulated other comprehensive income (loss)	Total equity
(unaudited)
Balance, July 2, 2022	$646	$(37)	$609
Net income (loss)	23	—	23
Net transfer (to)/from parent	(17)	—	(17)
Other comprehensive income (loss), net of tax	—	(1)	(1)
Balance, October 1, 2022	$652	$(38)	$614

	Year-to-date period ended October 1, 2022
	Net parent investment	Accumulated other comprehensive income (loss)	Total equity
(unaudited)
Balance, January 1, 2022	$607	$(37)	$570
Net income (loss)	127	—	127
Net transfer (to)/from parent	(82)	—	(82)
Other comprehensive income (loss), net of tax	—	(1)	(1)
Balance, October 1, 2022	$652	$(38)	$614
See accompanying Notes to Unaudited Combined Financial Statements.

WK KELLOGG CO
COMBINED STATEMENT OF CASH FLOWS (Unaudited)
(millions)

	Year-to-date period ended
	September 30, 2023	October 1, 2022
Operating activities
Net income	$95	$127
Adjustments to reconcile net income to operating cash flows:
Depreciation	49	48
Pension and postretirement benefit plan expense (benefit)	(52)	(69)
Stock compensation	3	2
Other	2	2
Postretirement benefit plan contributions	(1)	(1)
Changes in operating assets and liabilities
Trade receivables	(92)	(130)
Inventories	106	(88)
Accounts payable	9	137
Due to/from related parties	13	(2)
Accrued advertising and promotion	22	44
Accrued salaries and wages	22	4
All other current assets and liabilities	8	(21)
Net cash provided by (used in) operating activities	$184	$53
Investing activities
Additions to properties	(93)	(38)
Property damage recoveries from insurance proceeds	4	—
Net cash provided by (used in) investing activities	$(89)	$(38)
Financing activities
Proceeds from borrowings under the Credit Agreement	664	—
Payment of financing fees	(7)	—
Dividend to parent	(663)	—
All other net transfer (to)/from parent	(25)	(15)
Net cash provided by (used in) financing activities	$(31)	$(15)
Increase (decrease) in cash and cash equivalents	64	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$64	$—

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$27	$12
Supplemental cash flow disclosures of non-cash financing activities:
Contribution of certain assets and liabilities to WK Kellogg Co by parent	$143	$—
See accompanying Notes to Unaudited Combined Financial Statements.

Notes to Combined Financial Statements
for the quarter ended September 30, 2023 (unaudited)
Note 1 Description of the Company and Basis of Presentation
Description of the Company
On June 21, 2022, Kellanova (formerly known as Kellogg Company) announced its intent to separate its North American Cereal Business (“Cereal Business”) via a tax-free spin-off, resulting in the creation of a new independent public company, WK Kellogg Co. The Cereal Business consists of the business and operations conducted by Kellanova until October 2, 2023. WK Kellogg Co's products are manufactured by us in the United States, Mexico and Canada and marketed in the United States, Canada and the Caribbean.
On September 11, 2023, the Board of Directors of Kellanova approved the spin-off (the “Spin-Off”) of the Cereal Business through the distribution of shares of WK Kellogg Co common stock to Kellanova shareholders (the “Distribution”). In connection with the Distribution, WK Kellogg Co underwent an internal reorganization following which it became the holder, directly or through its subsidiaries, of the Cereal Business. On October 2, 2023, the Spin-Off was achieved through Kellanova's distribution of one share of WK Kellogg Co’s common stock for every four shares of Kellanova common stock to Kellanova’s shareholders as of the close of business on the record date of September 21, 2023. On October 2, 2023, WK Kellogg Co began trading as an independent publicly traded company under the stock symbol "KLG" on the New Your Stock Exchange. Prior to October 2, 2023, WK Kellogg Co was wholly owned by Kellanova.
In connection with the Spin-Off, WK Kellogg Co entered into several agreements with Kellanova that govern the relationship of the parties following the Spin-Off and allocate between WK Kellogg Co and Kellanova various assets, liabilities, and obligations, including, among other things, employee benefits, intellectual property, and tax related assets and liabilities. The agreements included a Separation and Distribution Agreement, Employee Matters Agreement, Supply Agreement, Master Ownership and License Agreement regarding Patents, Trademarks and Certain Related Intellectual Property, Tax Matters Agreement and Transition Services Agreement.
The accompanying Unaudited Combined Financial Statements represent the assets, liabilities and operations related to the Cereal Business to be transferred to WK Kellogg Co as well as the assets, liabilities and operations of WK Kellogg Co. The Cereal Business transferred from Kellanova to WK Kellogg Co on October 2, 2023, and the results of WK Kellogg Co are referred to throughout these Unaudited Combined Financial Statements as “WK Kellogg Co,” “the Company,” “we,” “us” or “our”.
With the exception of debt financing issued specifically for WK Kellogg Co on September 12, 2023, our cash was managed centrally at the Kellanova level and as such, cash management decisions by Kellanova had an impact on our Unaudited Combined Financial Statements. The cash and cash equivalents held by Kellanova at the corporate level were not specifically identifiable to us and, therefore, have not been reflected in our Unaudited Combined Financial Statements. Cash and cash equivalents held in our legal entities are specifically identifiable to us and have been reflected in our Unaudited Combined Financial Statements.
Basis of presentation
These Unaudited Combined Financial Statements were prepared on a standalone basis derived from the consolidated financial statements and accounting records of Kellanova. These statements reflect the combined historical results of operations, financial position and cash flows of WK Kellogg Co prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The unaudited interim financial information included therein reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income (loss), financial position, equity and cash flows for the periods presented. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Combined Financial Statements and accompanying notes included in the Information Statement filed as Exhibit 99.1 to Amendment No. 4 to our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on September 11, 2023 (“Form 10”).
The Unaudited Combined Balance Sheet at December 31, 2022 was derived from annual audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the quarter and year-to-date period ended September 30, 2023 are not necessarily indicative of the results to be expected for other interim periods or the full year.
These Unaudited Combined Financial Statements are presented as if WK Kellogg Co had been carved out of Kellanova and had been combined for all periods presented. The Unaudited Combined Financial Statements include the attribution of certain assets and liabilities that have been held at Kellanova but which are specifically identifiable or attributable to the Cereal Business. The assets and liabilities in the carve-out financial statements have been presented on a historical cost basis.
All significant intercompany transactions within WK Kellogg Co have been eliminated. All transactions between WK Kellogg Co and Kellanova are considered to be effectively settled in the Unaudited Combined Financial Statements at the time the transaction is recorded, other than transactions stemming from commercial operations described in Note 7. The total net effect of the settlement of these intercompany transactions is reflected in the Unaudited Combined Statement of Cash Flows as a financing activity and in the Unaudited Combined Balance Sheet as net parent investment.
These Unaudited Combined Financial Statements include expense allocations for: (1) co-manufacturing, product warehousing and distribution; (2) a combined sales force and management; (3) certain support functions that are provided on a centralized basis within Kellanova, including, but not limited to executive oversight, treasury, finance, internal audit, legal, information technology, human resources, communications, facilities, and compliance; and (4) employee benefits and compensation, including stock based compensation. These expenses have been allocated to WK Kellogg Co on the basis of direct usage where identifiable, with the remainder allocated on a basis of gross sales value, production pounds, headcount or other applicable measures. For an additional discussion and quantification of expense allocations, see Note 7.
Management believes the assumptions underlying these Unaudited Combined Financial Statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by WK Kellogg Co during the periods presented. Nevertheless, the Unaudited Combined Financial Statements may not reflect the results of operations, financial position and cash flows had WK Kellogg Co been a standalone company during the periods presented. Actual costs that WK Kellogg Co may have incurred had it been a standalone company would depend on a number of factors, including the chosen organization structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.
Debt obligations and related financing costs of Kellanova have not been included in the Unaudited Combined Financial Statements of WK Kellogg Co, because WK Kellogg Co is not a party to the obligations between Kellanova and the debt holders. The debt obligations and related financing costs of WK Kellogg Co have been described in Note 5.
The income tax provision in the Unaudited Combined Statement of Operations has been calculated as if WK Kellogg Co was operating on a standalone basis and filed separate tax returns in the jurisdiction in which it operates. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of WK Kellogg Co’s actual tax balances prior to or subsequent to the Spin-Off.

Kellanova maintains various benefit and combined stock-based compensation plans at a corporate level and other benefit plans at a country level. Our employees participate in such programs and the portion of the cost of those plans related to our employees is included in our Unaudited Combined Financial Statements. However, the Unaudited Combined Balance Sheets do not include any equity issued related to stock-based compensation plans or any net benefit plan obligations unless the benefit plan covers only our dedicated employees or where the entire legal obligation associated with the benefit plan will transfer to WK Kellogg Co. Further, where WK Kellogg Co employees participate in defined benefit plans sponsored by Kellanova that include participants of Kellanova’s other businesses, such plans are accounted for as multiemployer plans in these Unaudited Combined Financial Statements. During the quarter ended September 30, 2023, in connection with the Spin-Off, certain pension and nonpension postretirement plans that were previously sponsored by Kellanova were divided such that the plans became dedicated to our employees and sponsored by WK Kellogg Co. See Note 4 for further details on the assumption of pension and postretirement assets and liabilities and related costs.
The equity balance in these Unaudited Combined Financial Statements represents the excess of total assets over total liabilities, including intercompany balances between us and Kellanova (net parent investment) and accumulated other comprehensive loss. Net parent investment is primarily impacted by distributions to Kellanova which are the result of net funding provided by or distributed to Kellanova and treasury activity. In connection with the Distribution, WK Kellogg Co paid a $663 million dividend to Kellanova on September 29, 2023. See Note 7 for further information.
WK Kellogg Co manages its business and reports its operations in one operating and reportable segment, engaged in the manufacturing, marketing and sales of cereal products in North America. Consistent with our operational structure, our Chief Operating Decision Maker (“CODM”), makes resource allocation and business decisions on a combined basis. Our CODM also uses combined single-segment financial information for the purpose of evaluating financial performance, allocating resources, setting incentive compensation targets, as well as forecasting future period financial results.
Note 2 Accounting policies
Accounts payable - Supplier Finance Programs
WK Kellogg Co establishes competitive market-based terms with our suppliers, regardless of whether they participate in supplier finance programs, which generally range from 0 to 135 days, depending on their respective industry and geography. WK Kellogg Co also participated in Kellanova's program during the year-to-date period ended September 30, 2023. The market-based terms of the Kellanova program range from 0 to 150 days.
Both the WK Kellogg Co and Kellanova supplier finance programs include agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from WK Kellogg Co or Kellanova to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of WK Kellogg Co or Kellanova prior to their scheduled due dates at a discounted price to participating financial institutions. WK Kellogg Co or Kellanova has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. WK Kellogg Co and Kellanova's obligations to their suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, WK Kellogg Co and Kellanova's right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that were sold by suppliers. As our suppliers had the ability to participate in these programs during the periods presented, the impact of these programs has been included in these Unaudited Combined Financial Statements. The payment of these obligations by WK Kellogg Co is included in cash used in operating activities in the Unaudited Combined Statement of Cash Flows. As of September 30, 2023 and December 31, 2022, $118 million and $138 million, respectively, of WK Kellogg Co’s outstanding payment obligations were placed in the accounts payable tracking system.
Accounting standards adopted in the period
Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations. In September 2022, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") to improve the disclosures of supplier finance programs. Specifically, the ASU requires disclosure of key terms of the supplier finance programs and a rollforward of the related obligations. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. WK Kellogg Co adopted the ASU in the first quarter of 2023.
Note 3 Sale of accounts receivable
Kellanova has a program in which a discrete group of customers are allowed to extend their payment terms in exchange for the elimination of early payment discounts the “Extended Terms Program”). As WK Kellogg Co receivables were a part of Kellanova’s accounts receivable balance prior to the Distribution Date, the impact of this program was included in the Unaudited Combined Financial Statements.
Kellanova has two Receivable Sales Agreements (the "Monetization Programs") described below, which are intended to directly offset the impact the Extended Terms Program would have on the days-sales-outstanding metric that is critical to the effective management of Kellanova’s accounts receivable balance and overall working capital. The Monetization Programs sell, on a revolving basis, certain trade accounts receivable invoices to third party financial institutions. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized from the Unaudited Combined Balance Sheet. The cash proceeds from these transactions are included in cash provided by operating activities in the Unaudited Combined Statement of Cash

Flows. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold by Kellanova at any time is approximately $1.1 billion.
Kellanova, and consequently WK Kellogg Co, has no retained interest in the receivables sold, however Kellanova does have collection and administrative responsibilities for the sold receivables. Kellanova, and consequently WK Kellogg Co, has not recorded any servicing assets or liabilities as of September 30, 2023 and December 31, 2022 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the Unaudited Combined Financial Statements.

For WK Kellogg Co, accounts receivable sold of $178 million and $256 million remained outstanding under these arrangements as of September 30, 2023 and December 31, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Unaudited Combined Statement of Cash Flows. The allocated recorded net loss on sale of receivables, based on the proportion of monetized receivables was $3 million and $11 million for the quarter and year-to-date period ended September 30, 2023, respectively and was $2 million and $3 million for the quarter and year-to-date period ended October 1, 2022, respectively. The recorded loss is included in other income (expense), net.

Following the Spin-Off, on October 4, 2023, WK Kellogg Co entered into a factoring agreement with an unaffiliated financial institution specifically designed to factor trade receivables with certain customers that have extended terms. Under this factoring arrangement, from time to time, we sell these certain customers’ trade receivables at a discount on a non-recourse basis. A portion of the cash proceeds will be subject to certain restrictions. Pursuant to this arrangement, we may sell at any one time, on a revolving basis, up to $250 million of our trade receivables.
Note 4 Retirement benefits
Kellanova sponsors a number of U.S. and foreign pension plans as well as other nonpension postretirement and postemployement plans to provide various retirement benefits for its employees. WK Kellogg Co employees participate in these plans sponsored by Kellanova, which include participants of Kellanova’s other businesses. As a result, such plans are accounted for as multiemployer plans in these Unaudited Combined Financial Statements and no asset or liability was recorded by WK Kellogg Co to recognize the funded status of these plans. There are also certain defined benefit pension and nonpension postretirement plans that our employees participate in that are either dedicated to our employees or where the plan assets and liabilities that relate to our employees have legally transferred to WK Kellogg Co during the year-to-date period ended September 30, 2023 or on October 2, 2023, at the time of the Spin-Off. Related to the plans that have historically been dedicated to WK Kellogg Co employees, contributions of $1 million were made during the year-to-date period ended September 30, 2023.
During the quarter ended September 30, 2023, in connection with the Spin-Off, certain pension and nonpension postretirement plans (collectively, the "Plans") that were previously sponsored by Kellanova were divided such that the plans became dedicated to our employees and sponsored by WK Kellogg Co. As such, WK Kellogg Co was required to assume certain pension and postretirement assets and liabilities, along with associated deferred costs, in accumulated other comprehensive income (loss). The transfer was effected through a contribution from Kellanova as part of net parent investment. As a result, $130 million was reflected as pension liability at September 30, 2023 and $270 million was recorded to postretirement plan assets at September 30, 2023 related to postretirement benefit plans within the Unaudited Combined Balance Sheet. The impact to accumulated other comprehensive income (loss) was income of $5 million, net of tax expense of $1 million. Kellanova incurred remeasurement gains upon separation of the Plans, of which $32 million was allocated to WK Kellogg Co. The remeasurement recognized by Kellanova was primarily due to the amendment of the Plans to split them in anticipation of the Spin-Off. Remeasurement losses were recognized on the pension plans due to a lower-than-expected return on plan assets and were offset by remeasurement gains on the postretirement plans due to a higher-than-expected return on plan assets. WK Kellogg Co has not made any contributions to these plans to date and does not expect to make any contributions to these plans for the remainder of the current fiscal year.
During the quarter ended September 30, 2023, in connection with the Spin-Off, WK Kellogg Co also assumed certain postemployment liabilities related to its employees following a division of the postemployment plan that were previously sponsored by Kellanova to create standalone plans that were sponsored by WK Kellogg Co and dedicated to our employees. As a result, other current liabilities of $1 million and other liabilities of $7 million were recorded at September 30, 2023 within the Unaudited Combined Balance Sheet. The impact to accumulated other comprehensive income (loss) was a loss of $3 million. The transfer was effected through a contribution from

Kellanova as part of net parent investment. Costs associated with our postemployment plans were immaterial for the quarter and year-to-date period ended September 30, 2023.
The following table summarizes the total expenses recognized by WK Kellogg Co related to pension and nonpension postretirement benefits described above:

		Quarter ended		Year-to-date period ended
Type of plan	Type of Expense	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Pension plans:
Direct plan	Net periodic benefit cost	$1	—	$1	—
Shared plans (multiemployer)	Cost allocation - COGS	1	3	5	8
Shared plans (multiemployer)	Cost allocation - OIE	10	(10)	10	(38)
Nonpension postretirement plans:
Direct plan	Net periodic benefit income	(6)	—	(6)	—
Shared plans (multiemployer)	Cost allocation - COGS	1	2	3	6
Shared plans (multiemployer)	Cost allocation - OIE	(44)	(15)	(65)	(45)
Total pension and nonpension postretirement (income)/expense		$(37)	(20)	$(52)	(69)
Pension
The components of net periodic benefit costs for the direct pension plans are:

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Service cost	$1	$—	$1	$—
Interest cost	3	—	3	—
Expected return on plan assets	(3)	—	(3)	—
Amortization of unrecognized prior service cost	—	—	—	—
Remeasurement (gain)/loss	—	—	—	—
Total pension (income)/expense	$1	$—	$1	$—
Postretirement
The components of net periodic benefit costs for the direct nonpension postretirement expenses are:

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Service cost	$1	$—	$1	$—
Interest cost	4	—	4	—
Expected return on plan assets	(10)	—	(10)	—
Amortization of unrecognized prior service cost	(1)	—	(1)	—
Remeasurement (gain)/loss	—	—	—	—
Total postretirement (income)/expense	$(6)	$—	$(6)	$—

Note 5 Debt
On September 12, 2023, in connection with the Spin-Off, WK Kellogg Co entered into a Credit Agreement (the “Credit Agreement”), consisting of a $500 million term loan (the "Term Loan"), $250 million delayed draw term loan, and $350 million equivalent multicurrency revolving credit facility (collectively, the “Credit Facility”).
The Credit Facility has an initial term of five years and matures on September 12, 2028. Interest on the loans under the Credit Agreement are calculated by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate, plus an interest rate margin equal to in the case of SOFR loans, 1.75%, and in the case of alternate base rate loans, 0.75%, each with related step-ups and step-downs based on WK Kellogg Co’s consolidated net leverage ratio as defined in the Credit Agreement. Interest expense for the quarter and year-to-date period ended September 30, 2023 was immaterial.
Under the Credit Facility, WK Kellogg Co has the right at any time, subject to customary conditions, to request incremental term loans or an increase to the revolving credit facility in an aggregate principal amount of up to the greater of $250 million and 100% of Consolidated EBITDA, as defined in the Credit Agreement, for the preceding four fiscal quarters of WK Kellogg Co. Any such addition of or increase in loans will be subject to certain customary conditions precedent and other provisions.
The Credit Facility also contains customary mandatory prepayments, including with respect to asset sale proceeds and proceeds from certain occurrences of indebtedness. WK Kellogg Co may voluntarily repay outstanding loans under the Credit Facility at any time without premium or penalty.
The Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to (i) 2.50% in year one, (ii) 5.00% in years two and three, (iii) 7.50% in year four and (iv) 10.00% in year five, of the original principal amount thereon, with the balance being payable on the date that is five years after the closing of the Credit Facility.
Our obligations under the Credit Facility (collectively, “Credit Facility Obligations”) are guaranteed (the “Credit Facility Guarantees”) by our existing and future direct and indirect subsidiaries of WK Kellogg Co (in such capacity, the “Credit Facility Guarantors”). The Credit Facility Obligations are expected to be secured by first priority liens on substantially all assets, subject to customary exceptions, of WK Kellogg Co and the Credit Facility Guarantors. The Credit Facility Guarantees and security interest of a Credit Facility Guarantor may be released where such Credit Facility Guarantor ceases to be a consolidated subsidiary of us pursuant to a transaction permitted under the Credit Facility. The Credit Facility contains various covenants, including, for example, those that restrict our ability and the ability of our consolidated subsidiaries to incur certain types of indebtedness or to grant certain liens on their respective property or assets. The Company was in compliance with all financial covenants contained in these agreements as of September 30, 2023.
WK Kellogg Co incurred $7 million of debt issuance costs, of which $5 million is related to the term loan and is reflected as a reduction in long-term debt and current maturities of long-term debt, and $2 million is related to the revolving credit facility and is reflected in other assets and other current assets. Amortization of debt issuance costs was immaterial for the quarter and year-to-date period ended September 30, 2023.
As of September 30, 2023, WK Kellogg Co borrowings under the Credit Facility were $664 million, comprised of a $500 million term loan, of which $9 million was recognized as the current portion and $164 million under the revolving credit facility was recognized as notes payable. The amounts borrowed under the revolving credit facility were repaid in October of 2023 using cash on hand. On September 29, 2023, WK Kellogg Co distributed $663 million of the proceeds to Kellanova in connection with the Spin-Off which was completed on October 2, 2023. As of September 30, 2023, there was an additional $436 million available for use under the Credit Facility.
Other Kellanova third-party debt and the related interest expense was not allocated to WK Kellogg Co for any of the periods presented as WK Kellogg Co was not the legal obligor of the debt and Kellanova’s borrowings were not directly attributable to WK Kellogg Co’s businesses.
Note 6 Income taxes
WK Kellogg Co’s operations have historically been included in the consolidated U.S. federal, certain state and local tax returns filed by Kellanova. We also file certain separate U.S. state and local and foreign income tax returns. WK Kellogg Co has calculated its provision for income taxes using a separate return method as if the Company was a separate group of companies under common ownership. Under this method, WK Kellogg Co is assumed to file hypothetical separate returns with the tax authorities, thereby reporting its taxable income or loss and paying the applicable tax to or receiving the appropriate refund from Kellanova. Current income tax liabilities are assumed to be immediately settled with Kellanova against net parent investment. WK Kellogg Co reports deferred taxes on its temporary differences and on any carryforwards that it could claim on its hypothetical returns. Cash tax payments, current and deferred tax balances and unremitted foreign earnings may not be reflective of WK Kellogg Co’s actual tax balances prior to or subsequent to the distribution.
WK Kellogg Co’s combined effective tax rate for the quarter and year-to-date period ended September 30, 2023 was 23.9% and 23.7%, respectively. The combined effective tax rate for the quarter and year-to-date periods ended October 1, 2022 was 21.8% and 21.9%, respectively. The increase in effective tax rate is primarily attributable to increased non-deductible transaction costs. Further, the effective tax rate for the quarters and year-to date periods ended September 30, 2023 and October 1, 2022 was impacted by state and local income taxes and the differential of WK Kellogg Co’s foreign statutory tax rates from the U.S. federal statutory tax rate. The increase in deferred taxes as of September 30, 2023, primarily reflects the impact from the transfer of assets and liabilities from Kellanova to WK Kellogg Co in contemplation of the Spin-Off, most notably those related to certain pension and nonpension postretirement plans that were divided during the quarter ended September 30, 2023, as discussed in Note 4.
The amount of unrecognized tax benefits for the quarter and year to-date periods ended September 30, 2023 and October 1, 2022 that, if recognized, would affect the effective tax rate, was not material. During the quarters and year-to-date periods ended September 30, 2023 and October 1, 2022, the Company recognized an immaterial amount of tax related interest on unrecognized tax benefits.
Management estimates the reasonably possible changes to unrecognized tax benefits during the next twelve months to be immaterial and is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate. However, WK Kellogg Co would not be liable for any incremental taxes payable, interest or penalties, which remain Kellanova’s obligation.
Note 7 Related Party Transactions
Prior to the Spin-Off, WK Kellogg Co did not historically operate as a standalone business and has various relationships with Kellanova whereby Kellanova provides services to WK Kellogg Co.
Transfers to/from Kellanova, net
As discussed in Note 1 under "Basis of presentation", net parent investment is primarily impacted by contributions from Kellanova which are the result of treasury activity and net funding provided by or distributed to Kellanova. In connection with the Spin-Off, WK Kellogg Co paid a $663 million dividend to Kellanova on September 29, 2023.
The components of net parent investment for the year-to date periods ended September 30, 2023 and October 1, 2022 are:

(millions)	September 30, 2023	October 1, 2022
Net transfers (to)/from Kellanova as reflected in the Unaudited Combined Statement of Cash Flow	$(25)	$(15)
Non-cash stock compensation expense	3	2
Non-cash pension and postretirement benefit	(47)	(69)
Non-cash contribution of assets and liabilities from parent	143	—
Net transfers from/(to) Kellanova as reflected in the Unaudited Combined Statement of Changes in Equity	$74	$(82)
Corporate Overhead and Other Allocations
During the year-to-date period ended September 30, 2023, Kellanova provided WK Kellogg Co certain services, including executive oversight, treasury, legal, finance, human resources, tax, internal audit, financial reporting, information technology and investor relations. Allocated costs also include costs related to commingled supply chain functions such as logistics, distribution, and co-manufacturing/co-packing operations. Our Unaudited Combined Financial Statements reflect an allocation of these costs. When specific identification is not practicable, a proportional cost method is used, primarily based on gross sales value, headcount, production pounds or shipping pounds.

The allocation of expenses from Kellanova to WK Kellogg Co was reflected as follows in the Unaudited Combined Statement of Operations for the quarters and year-to-date periods ended September 30, 2023 and October 1, 2022:

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Cost of goods sold	$39	$42	$128	$120
Selling, general and administrative	59	82	233	220
Other (income) expense, net	(32)	(23)	(43)	(80)
Total	$66	$101	$318	$260
The financial information herein may not necessarily reflect the combined financial position, results of operations and cash flows of WK Kellogg Co in the future or what they would have been had WK Kellogg Co been a separate, standalone entity during the periods presented. Management believes that the methods used to allocate expenses to WK Kellogg Co are reasonable; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly traded company for the periods presented. Actual costs that WK Kellogg Co may have incurred had it been a standalone company would depend on a number of factors, including its organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.
Stock compensation
Stock compensation expense related to Kellanova employees who also support WK Kellogg Co have been allocated to the Company and recorded in cost of goods sold ("COGS") and selling general and administrative ("SGA") expense in the Unaudited Combined Statement of Operations and included in the table above. Stock compensation costs allocated to WK Kellogg Co were $3 million and $11 million for the quarter and year-to date periods ended September 30, 2023, respectively. Stock compensation costs allocated to WK Kellogg Co were $4 million and $10 million for the quarter and year-to-date periods ended October 1, 2022, respectively.
Retirement Benefits
As discussed in Note 4, WK Kellogg Co’s employees participate in defined benefit pension and other postretirement plans sponsored by Kellanova that also include participants of Kellanova’s other businesses. The costs of such plans have been allocated in the Unaudited Combined Statement of Operations within COGS, SGA expense and other income (expense), net and are included in the amounts presented in the table above. The allocated income related to such plans was $32 million and $47 million for the quarter and year-to-date periods ended September 30, 2023, respectively. The allocated income related to such plans was $20 million and $69 million for the quarter and year-to-date periods ended October 1, 2022, respectively. The costs of such plans have been allocated in the Unaudited Combined Statement of Operations within COGS, SGA expense and other income (expense), net and are included in the amounts presented in the table above. Note 4 also describes the Plans that are sponsored by WK Kellogg Co and the direct costs recognized.
Centralized Cash Management
Kellanova uses a centralized approach to cash management and financing of operations. The majority of WK Kellogg Co’s businesses were part of Kellanova’s cash pooling arrangements to maximize Kellanova’s availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash balances are swept regularly from WK Kellogg Co’s accounts. Cash transfers to and from Kellanova’s cash concentration accounts and the resulting balances at the end of each reporting period are reflected in net parent company investment in the Unaudited Combined Balance Sheet. Cash balances in WK Kellogg Co entities that have not been swept to Kellanova’s cash concentration accounts are $64 million as of September 30, 2023.
Debt
Kellanova third-party debt and the related interest expense have not been allocated to WK Kellogg Co for any of the periods presented as WK Kellogg Co was not the legal obligor of the debt and Kellanova’s borrowings were not directly attributable to WK Kellogg Co’s businesses. Note 5 describes the Credit Facilities that are directly attributable to WK Kellogg Co's business.
Commercial Operations

Unless otherwise stated, all significant intercompany transactions between WK Kellogg Co and Kellanova have been included in these Unaudited Combined Financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Unaudited Combined Statement of Cash Flows as a financing activity and in the Unaudited Combined Balance Sheet as net parent investment.
WK Kellogg Co sells certain products to other Kellanova businesses, which may use WK Kellogg Co’s products as raw materials in their manufacturing processes or may resell the finished goods. These product sales resulted in revenue of $9 million and $27 million for the quarter and year-to-date periods ended September 30, 2023, respectively. These product sales resulted in revenue of $9 million and $24 million for the quarter and year-to-date periods ended October 1, 2022, respectively. Accounts receivable as a result of WK Kellogg Co sales to other Kellanova businesses was approximately $4 million and $1 million as of September 30, 2023 and December 31, 2022, respectively. Such sales are not expected to continue following the Spin-Off.
WK Kellogg Co also purchases certain products from other Kellanova businesses, which is recorded in COGS. These purchases amounted to $23 million and $60 million for the quarter and year-to-date period ended September 30, 2023, respectively. These purchases amounted to $19 million and $59 million for the quarter and year-to-date period ended October 1, 2022, respectively. The amounts payable to Kellanova as a result of these purchases was $19 million and $11 million as of September 30, 2023 and December 31, 2022, respectively, and were recorded in due to related parties on the Unaudited Combined Balance Sheets. These amounts may not necessarily reflect the combined financial position and results of operations of WK Kellogg Co in the future or what they would have been had WK Kellogg Co been a separate, standalone entity during the periods presented. Actual costs that WK Kellogg Co may have incurred had it been a standalone company would depend on a number of factors, including its organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure. The future purchases of products from Kellanova are governed by the Supply Agreement between WK Kellogg Co and Kellanova.
WK Kellogg Co also makes certain royalty payments to Kellanova, which are recorded in COGS. These royalties amounted to $3 million and $10 million for the quarter and year-to-date periods ended September 30, 2023, respectively. These royalties amounted to $3 million and $10 million for the quarter and year-to-date period ended October 1, 2022, respectively. Royalty payable was recorded within accounts payable on the Unaudited Combined Balance Sheets and was an immaterial amount as of September 30, 2023 and December 31, 2022. Such royalty payments are not expected to continue following the Spin-Off.
Spin-Off costs and other Spin-Off related transactions

WK Kellogg Co was allocated a pro rata portion of costs incurred by Kellanova to evaluate, plan and execute the Spin-Off. These charges were primarily related to legal and consulting costs. WK Kellogg Co is allocated a pro rata portion of those costs, that WK Kellogg Co received a benefit from, based on either specific identification, where possible, or a proportional cost method based on gross sales value. WK Kellogg Co recorded total charges of $28 million, including $2 million in COGS and $26 million in SGA expense for the quarter ended September 30, 2023. WK Kellogg Co recorded total charges of $89 million, including $19 million in COGS and $70 million in SGA expense for the year-to-date period ended September 30, 2023. WK Kellogg Co recorded total Spin-Off costs of $9 million, including $1 million in COGS and $8 million in SGA expense for the quarter ended October 1, 2022. For the year-to-date period ended October 1, 2022, WK Kellogg Co recorded total Spin-Off costs of $10 million, including $1 million in COGS and $9 million in SGA expense.

In contemplation of the Spin-Off, Kellanova and WK Kellogg Co began tracking payables and receivables separately for the two entities. Based on cash collections and remittances related to company specific invoices, WK Kellogg has a related party payable to Kellanova of $12 million and a related party receivable from Kellanova for $4 million as of September 30, 2023.

Note 8 Derivative instruments
WK Kellogg Co is exposed to certain market risks such as changes in foreign currency exchange rates, and commodity prices, which exist as a part of its ongoing business operations. Kellanova uses derivative and nonderivative financial and commodity instruments, including futures, options, and swaps, where appropriate, to manage these risks. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged.
Since the derivative instruments are entered into and settled by Kellanova for both WK Kellogg Co and Kellanova's other businesses, no asset or liability has been recorded on the Unaudited Combined Balance Sheets. However, an appropriate allocation of the gains/losses and fees associated with entering into derivative instruments has been included in WK Kellogg Co’s Unaudited Combined Statement of Operations for each of the periods presented.
The effect of derivative instruments on WK Kellogg Co’s Unaudited Combined Statement of Operations for the year-to-date periods ended September 30, 2023 and October 1, 2022 were as follows:

	Gain (loss) recognized in COGS		Gain (loss) recognized in other income (expense), net
(millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Commodity Contracts	$(12)	$15	$—	$—
Foreign Currency derivatives	(2)	12	—	—
The effect of derivative instruments on WK Kellogg Co’s Unaudited Combined Statement of Operations for the quarters ended September 30, 2023 and October 1, 2022 was as follows:

	Gain (loss) recognized in COGS		Gain (loss) recognized in other income (expense), net
(millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Commodity Contracts	$1	$—	$—	$—
Foreign Currency derivatives	(3)	9	—	(1)
Note 9 Contingencies
In 2021, there was a fire at one of WK Kellogg Co’s manufacturing facilities, the damages of which have been recovered via insurance policies maintained by Kellanova. For the year-to-date period ended September 30, 2023, WK Kellogg Co recognized insurance recoveries of $4 million in other income (expense), net related to recoveries for property damage. Accordingly, this amount has been reflected within net cash (used in) investing activities in the Unaudited Combined Statement of Cash Flows for the year-to-date period ended September 30, 2023. Additionally, for the year-to-date period ended September 30, 2023, WK Kellogg Co recognized insurance recoveries of $16 million in COGS to offset the incremental costs incurred due to the fire. The proceeds from these recoveries were related to business interruption claims and have been reflected in net cash provided by operating activities in the Unaudited Combined Statement of Cash Flows for the year-to-date period ended September 30, 2023. For the quarter and year-to-date periods ended October 1, 2022, WK Kellogg Co recognized insurance recoveries of $4 million and $16 million, respectively, in COGS to offset the incremental costs incurred due to the fire. The proceeds from the recoveries were related to business interruption claims and have been reflected in net cash provided by operating activities in the Unaudited Combined Statement of Cash Flows for the year-to-date period ended October 1, 2022.

Note 10 Supplemental financial statement data
Combined Balance Sheet (Unaudited)

(millions)	September 30, 2023	December 31, 2022
Trade receivables	$296	$212
Due from related parties	8	1
Allowance for expected credit losses	—	—
Sales and use taxes	11	5
Other receivables	14	11
Accounts receivable, net	$329	$229
Raw materials	31	43
Spare parts	50	48
Supplies	15	22
Materials in process	18	20
Finished goods	212	298
Inventories, net	$326	$431
Prepaid advertising and promotion	9	4
Prepaid cloud assets - current portion	1	—
Other prepaid expenses	10	6
Other Current Assets	$20	$10
Land	14	10
Buildings	672	594
Machinery and equipment	1,805	1,763
Vehicles	2	2
Office furniture and fixtures	52	19
Leasehold improvements	4	—
Construction in progress	157	125
Accumulated Depreciation	(1,985)	(1,868)
Property, net	721	645
Right of use asset	5	7
Prepaid cloud assets	14	—
Other noncurrent assets	7	4
Other Assets	$26	$11
Accrued distribution and plant related costs	14	12
Lease liability - current	1	3
Active healthcare accrual	10	—
Corporate accruals	22	6
Other accrued liability	28	26
Other current liabilities	$75	$47
Postemployment plan liabilities	7	—
Lease liability - noncurrent	4	5
Other Liabilities	$11	$5

Note 11 Subsequent events
On October 2, 2023, the Spin-Off was completed through Kellanova’s distribution of all of the outstanding shares of WK Kellogg Co common stock to holders of Kellanova common stock as of close of business on the record date of September 21, 2023. In connection with the Spin-Off, WK Kellogg Co entered into several agreements with Kellanova that govern the relationship of the parties following the Spin-Off. See Note 1 for further information.
On October 4, 2023, WK Kellogg Co entered into a factoring agreement with an unaffiliated financial institution specifically designed to factor trade receivables with certain customers that have extended terms. See Note 3 for further information.

In October of 2023, $164 million borrowed under the revolving credit facility was repaid using cash on hand.
In November of 2023 the Board of Directors declared a dividend of $0.16 per common share, payable on December 15, 2023 to shareholders of record at the close of business on December 1, 2023.

WK KELLOGG CO
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand WK Kellogg Co, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with our Unaudited Combined Financial Statements and the accompanying notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q ("Quarterly Report"). Our MD&A references consumption and net sales in discussing our sales trends for certain categories and brands. We record net sales upon delivery of shipments to our customers. Consumption refers to consumer purchases of our products from our customers.

Business Overview
WK Kellogg Co is an iconic North American cereal company with a differentiated portfolio of brands that have delighted our consumers for over a century. As a leading manufacturer, marketer and distributor of branded ready-to-eat cereal, we endeavor to provide consumers with high-quality products while promoting consumer health and wellbeing. Our products are manufactured by us in the United States, Mexico, and Canada and marketed in the United States, Canada, and the Caribbean.

Iconic brands used in our business include Frosted Flakes, Special K, Froot Loops, Raisin Bran, Frosted Mini- Wheats, Rice Krispies, Kashi, Corn Flakes and Apple Jacks, among many others. We believe our long-standing success is attributable to the strength of the brands used in connection with our business, our category expertise, and over a century of institutional knowledge, all of which has created a diverse portfolio of cereals that are intended to enhance the lives of our consumers. Our product offerings are well diversified across the cereal sub-categories of taste, wellness and balance, with strong consumer appeal across the spectrum of ages and demographics.

Our products are manufactured through our production platform consisting of six primary facilities and are sold through a variety of channels such as grocery stores, mass merchandisers, club stores, and drugstores.

Separation from Kellanova
On October 2, 2023 (the “Distribution Date”), Kellanova completed the spin-off (the "Spin-Off") of WK Kellogg Co through the distribution of all of the shares of WK Kellogg Co’s common stock to Kellanova’s shareholders at a ratio of one share of WK Kellogg Co’s common stock for every four shares of Kellanova’s common stock (the “Distribution”). As part of the Spin-Off, WK Kellogg Co underwent an internal reorganization that resulted in it becoming the holder, directly or through its subsidiaries, of the North American cereal business held by Kellanova prior to the Distribution Date (the “Cereal Business”). Prior to the Distribution Date, WK Kellogg Co was wholly owned by Kellanova.

In connection with the Spin-Off, WK Kellogg Co entered into several agreements with Kellanova that govern the relationship of the parties following the Spin-Off and allocate between WK Kellogg Co and Kellanova various assets, liabilities, and obligations, including, among other things, employee benefits, intellectual property, and tax related assets and liabilities. The agreements included a Separation and Distribution Agreement, Employee Matters Agreement, Supply Agreement, Master Ownership and License Agreements regarding Patents, Trademarks and Certain Related Intellectual Property, Tax Matters Agreement and Transition Services Agreement.

Basis of Presentation
We have historically operated as part of Kellanova and not as a standalone company. The accompanying Unaudited Combined Financial Statements for the quarter and year-to-date period ended September 30, 2023 and October 1, 2022, were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Kellanova. These financial statements reflect the combined historical results of operations, financial position and cash flows of the Cereal Business in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.
These Unaudited Combined Financial Statements are presented as if WK Kellogg Co had been carved out of Kellanova and had been combined for all periods presented. The Unaudited Combined Financial Statements include the attribution of certain assets and liabilities that have been held at Kellanova but which are specifically identifiable or attributable to the business that was transferred to WK Kellogg Co in connection with the Spin-Off.

The assets and liabilities included in the carve-out financial statements have been presented on a historical cost basis, as immediately prior to the Distribution.

Management believes the assumptions underlying these Unaudited Combined Financial Statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by WK Kellogg Co during the periods presented. Nevertheless, the Unaudited Combined Financial Statements may not reflect the results of operations, financial position and cash flows had WK Kellogg Co been a standalone company during the periods presented. Actual costs that WK Kellogg Co may have incurred had it been a standalone company would depend on a number of factors, including the chosen organization structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.

Key Factors Affecting Our Business
We believe key industry and economic factors that are impacting our business include the following:

Supply chain challenges. We have experienced supply chain disruptions including economy-wide bottlenecks and shortages of materials, labor, and freight that have led to increasing prices of raw materials and labor as well as limitations on shipping capacity. We have worked to offset these challenges through productivity and revenue growth management initiatives. Additionally, we were adversely impacted by a fire at one of our facilities in late July, 2021, followed by an unrelated strike of approximately 1,400 employees at our four U.S. plants which began in early October 2021 and ended in late December of the same year. Both of these events resulted in operational and financial impacts that extended into the first quarter of 2022.

Inflationary pressures. Events such as the COVID-19 pandemic have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. Like the rest of the industry and economy, the Company experienced a sharp increase in input costs beginning in 2021, ranging from ingredients and packaging to energy, freight, and labor. The increase in input costs has persisted through our fiscal year 2022 and into our fiscal year 2023. The Company mostly offset the dollar impact of this input-cost inflation through the execution of productivity initiatives and the implementation of revenue growth management actions to realize price. In addition to input-cost inflation, the industry and economy also experienced widespread bottlenecks and shortages of labor and materials, creating substantial inefficiencies and incremental costs. For the Company, these inefficiencies and costs had a significant impact on profit margins in the first half of 2021. In the second half of 2021, the bottlenecks and shortages were supplanted by a significant Company-specific interruption in production, first because of a fire that temporarily shut down one of our U.S. plants, and then by a three-month labor strike in all four of our U.S. plants. The fire and strike combined to negatively impact results through depleted inventory, lost net sales, lost fixed-cost absorption, and incremental costs during the second half of 2021 and into the first quarter of 2022, though such negative impacts were partially offset by curbed commercial investment and reduced overhead.

Additionally, through Kellanova, we historically used a combination of long-term contracts with suppliers and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. The Unaudited Combined Statement of Operations reflects a reasonable allocation of the impacts of our participation in Kellanova’s hedging program.

The war in Ukraine and the related sanctions, along with the conflict in Israel and Palestine have increased global economic and geopolitical uncertainty. WK Kellogg Co is a North American-focused company with no direct exposure to Russia or Ukraine. However, sanctions imposed by the United States on Russian oil and gas imports, as well as disruption to Ukraine’s wheat and other agricultural supply due to the ongoing military conflict, is causing further inflation of our commodity costs.

We expect supply pressures, supply chain and logistics delays, and other disruptions to continue throughout 2023, though we are unable to predict the impact such disruptions may have on our future results.

Highly competitive environment. Our business is concentrated primarily in a single product category that faces intense competition. The principal aspects of our business where we experience competition include brand recognition, taste, nutritional value, price, promotion, innovation, shelf space and customer service. We have competition from both branded and private label product offerings. Our ability to successfully compete in the marketplace is dependent on our strategic execution on the items above.

Challenging retail environment. Our business is largely concentrated in the traditional retail grocery trade with a significant percentage of our sales coming from a small group of large U.S. retail customers. The U.S. retail environment continues to face further consolidation. We must leverage our marketing expertise, product innovation and category leadership position to respond to our customers and provide high service levels.

These factors contribute to a market environment of intense competition, constant product innovation and continuing cost pressure that creates a challenging commercial and economic environment. We evaluate these factors as we develop and execute our strategies.
Non-GAAP Financial Measures
The non-GAAP financial measures in this presentation are supplemental measures of WK Kellogg Co performance. These measures that we provide to management and investors exclude certain items that we do not consider part of on-going operations. Our management team utilizes a combination of GAAP and non-GAAP financial measures to evaluate business results, to make decisions regarding the future direction of our business, and for resource allocation decisions, including incentive compensation. As a result, we believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance and analysis of ongoing operating trends. All historical non-GAAP financial measures have been reconciled from the most directly comparable U.S. Generally Accepted Accounting Principles (GAAP) financial measures.

Because non-GAAP financial measures are not standardized, they may not be comparable to financial measures used by other companies or to non-GAAP financial measures having the same or similar names. In order to compensate for such limitations of non-GAAP measures, readers should review the reconciliations and should not consider these measures in isolation from, or as alternatives to, the comparable financial measures determined in accordance with GAAP.
•Adjusted EBITDA: We adjust the GAAP net income (loss) for: interest expense, income tax expense (benefit), depreciation and amortization expense, mark-to-market impacts from commodity and foreign currency contracts, other income/expenses, separation costs related to the Spin-Off and business and portfolio realignment costs. Management believes that these metrics provide investors an additional basis to assess results over time.
•Adjusted gross profit and adjusted gross margin: We adjust GAAP gross profit and gross margin to exclude the effect of business and portfolio realignment costs, separation costs related to the spin-off from Kellanova and mark-to-market impacts from commodity and foreign currency contracts. We excluded items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives.
Significant items impacting comparability
Mark-to-market on foreign exchange and commodity hedges
We recognize mark-to-market adjustments for commodity contracts and certain foreign currency contracts as incurred. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur in cost of goods sold. We recorded a pre-tax mark-to-market gain of $8 million and loss of $3 million for the quarter and year-to-date period ended September 30, 2023, respectively. Additionally, we recorded a pre-tax mark-to-market loss of $1 million and $5 million for the quarter and year-to-date period ended October 1, 2022, respectively.

Separation costs
The Company incurred pre-tax charges related to the Spin-Off, primarily related to legal and consulting costs of $28 million and $89 million for the quarter and year-to-date periods ended September 30, 2023, respectively. Additionally, we recorded separation costs of $8 million and $10 million for the quarter and year-to-date periods ended October 1, 2022.

Business and portfolio realignment
The Company incurred one-time costs were related primarily to a reconfiguration of our supply chain network designed to drive increased productivity. As a result, we incurred pre-tax charges, primarily related to reorganizations of $1 million and $2 million for the quarter and year-to-date periods ended September 30, 2023, respectively. Additionally, we recorded costs of $2 million and $7 million for the quarter and year-to-date periods ended October 1, 2022, respectively.

Other income (expense)
The Company excludes the impact of all non-operating items from their Adjusted EBITDA calculation, which primarily includes pension related income or expense and financing fees. As a result, other income of $38 million and $53 million were excluded for the quarter and year-to-date periods ended September 30, 2023, respectively. Additionally, other income excluded was $22 million and $79 million for the quarter and year-to-date period ended October 1, 2022, respectively.

Net income
The following tables provide an analysis of net income performance for the quarter and year-to-date periods ended September 30, 2020 and October 1, 2022:

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Reported net income (loss)	$42	$23	$95	$127
Interest expense	—	—	—	—
Income tax expense (benefit)	13	6	29	35
Depreciation and amortization expense	17	14	49	48
EBITDA	$72	$43	$174	$210
(Gain) loss on mark-to-market on foreign exchange and commodity hedges	(8)	1	3	5
Other (income) expense	(38)	(22)	(53)	(79)
Separation costs	28	8	89	10
Business and portfolio realignment costs	1	2	2	7
Adjusted EBITDA	$55	$32	$215	$153
Note: Tables may not foot due to rounding.
Net income for the quarter ended September 30, 2023 increased approximately 83% as a result of productivity and revenue growth management initiatives, $9 million of favorable mark-to-market impact resulting from changes in commodity prices and exchange rates and increased pension related income of $17 million, slightly mitigated by incremental separation costs of $20 million. After excluding the impacts of income tax expense and depreciation, our earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 67% compared to the prior period. Adjusted EBITDA, which excludes the impacts of mark-to-market, other (income) expense and restructuring and separation costs, increased 72%, primarily driven by the impact of productivity and revenue growth management initiatives.
Net income for the year-to-date period ended September 30, 2023 decreased approximately 25% as a result of incremental separation costs of $79 million, an increase in advertising and promotion expense of approximately $49 million due to the slow ramp up of commercial activities in the first half of 2022, following a fire at one of our manufacturing facilities and labor strike in late 2021, and decrease in pension related income of $22 million, which was slightly mitigated by productivity and revenue growth management initiatives. After excluding the impacts of income tax expense and depreciation, our EBITDA decreased 18% compared to the prior period. Adjusted EBITDA, increased 40%, primarily driven by the impact of productivity and revenue growth management initiatives.

Margin performance
Our gross profit and gross profit margin performance for the quarter ended September 30, 2023 and October 1, 2022 is as follows:

Quarter ended	September 30, 2023		October 1, 2022		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$196	28.4%	$174	24.7%	3.7
Mark-to-market	(8)	(1.1)%	1	0.1%	(1.2)
Separation costs	2	0.3%	1	—%	0.3
Business and portfolio realignment	2	0.3%	2	0.2%	0.1
Adjusted	193	27.9%	178	25.0%	2.9
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter increased 370 basis points versus the prior year due primarily to the impact of productivity and revenue growth management initiatives. Adjusted gross margin increased 240 basis points after excluding $8 million of favorable mark-to-market impacts on commodity and exchange rate hedges, and $4 million of separation and restructuring charges.
Our gross profit and gross profit margin performance for the year-to-date periods ended September 30, 2023 and October 1, 2022 is as follows:

Year-to-date period ended	September 30, 2023		October 1, 2022		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$568	26.9%	$465	23.1%	3.8
Mark-to-market	3	0.1%	5	0.2%	(0.1)
Separation costs	19	0.9%	1	—%	0.9
Business and portfolio realignment	3	0.1%	6	0.3%	(0.2)
Adjusted	592	28.1%	477	23.6%	4.5
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.
Reported gross margin for the year-to-date period increased 380 basis points versus the prior year due primarily to the impact of $16 million of insurance proceeds from the fire, which is recorded in cost of goods sold, along with improved productivity efficiencies as well as revenue growth management initiatives. On an adjusted basis, gross margin increased 450 basis points after excluding separation and restructuring costs of $22 million.

Net sales

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$692	$705	$2,112	$2,018

% change - 2023 vs. 2022:
Net sales increase (decrease)	(1.9)%		4.6%
Volume (tonnage)	(13.4)%		(9.7)%
Pricing/mix	11.5%		14.3%

Net sales for the quarter ended September 30, 2023 decreased approximately 2%. Volume declined 13% compared to the prior year, reflecting price elasticity. This decline was mitigated by revenue growth management initiatives designed to cover rising input-cost inflation, resulting in favorable price/mix of approximately 12%.

Net sales for the year-to-date period ended September 30, 2023 increased approximately 5% due to revenue growth management initiatives designed to cover rising input-cost inflation, which resulted in favorable price/mix of approximately 14%. Volume decreased 10% compared to the prior year reflecting price elasticity.

Selling, general, and administrative expense

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Selling, general & administrative expense	$179	$167	$497	$382

% change - 2023 vs. 2022:
Selling, general & administrative expense increase (decrease)	7.2%		30.1%

Selling, general, and administrative expense for the quarter ended September 30, 2023 increased approximately 7%. Expense for the third quarter of 2023 and 2022 was 26% and 24% of net sales, respectively. The increase was due primarily to $18 million of incremental separation and restructuring costs incurred in the third quarter of 2023.

Selling, general, and administrative expense for the year-to-date period ended September 30, 2023 increased approximately 30%. Expense for the year-to-date periods ended September 30, 2023 and October 1, 2022 was 24% and 19% of net sales, respectively. The increase was due primarily to $61 million of incremental separation and restructuring costs incurred in the third quarter of 2023, and an increase in advertising and promotion expense of approximately $49 million from the prior year-to-date period due to the reduced levels of commercial activities in the first half of 2022, following a fire at one of our manufacturing facilities and labor strike in late 2021.

Selling, general, and administrative expense also includes expense allocations for product distribution; a combined sales force and management; certain support functions that were provided on a centralized basis within Kellanova, including, but not limited to executive oversight, treasury, finance, internal audit, legal, information technology, human resources, communications, facilities, and compliance; and employee benefits and compensation, including stock based compensation.

Other Income (Expense)
Other income (expense) consists primarily of allocated pension and postretirement benefit plan related mark-to-market, interest cost, and expected return on plan assets.

For the quarter ended September 30, 2023, other income (expense) increased by 73% to $38 million compared to $22 million in the quarter ended October 1, 2022. Pension and postretirement benefit plan income included in other income (expense) increased to $42 million for the quarter ended September 30, 2023 compared to $25 million for the quarter ended October 1, 2022. The increase was due primarily to postretirement plan remeasurement gains resulting from a higher-than-expected return on plan assets in the current quarter, slightly offset by pension plan remeasurement losses resulting from a lower-than-expected return on plan assets in the current quarter. The plan remeasurements were triggered by the separation and transfer of certain plan assets and obligations as a result of the Spin-Off. See Note 4 to the accompanying Unaudited Combined Financial Statements for more information.

For the year-to-date period ended September 30, 2023, other income (expense) decreased by 33% to $53 million compared to $79 million in the year-to-date period ended October 1, 2022. Pension and postretirement benefit plan income included in other income (expense) decreased to $61 million for the year-to-date period ended September 30, 2023 compared to $83 million for the year-to-date period ended October 1, 2022. The decrease was due primarily to pension and postretirement plan remeasurement losses resulting in lower expected returns on plan assets in the year-to-date period.
Income Tax Expense
WK Kellogg Co’s combined effective tax rate for the quarter and year-to-date periods ended September 30, 2023 was 23.9% and 23.7%, respectively. The combined effective tax rate for the quarter and year-to-date periods October 1, 2022 was 21.8% and 21.9%, respectively. The increase in effective tax rate for the quarter and year-to-date periods is primarily attributable to increased non-deductible transaction costs. Further, the effective tax rate for the quarters and year-to date periods ended September 30, 2023 and October 1, 2022 was impacted by state and local income taxes and the differential of WK Kellogg Co’s foreign statutory tax rates from the U.S. federal statutory tax rate.

Liquidity and capital resources
With the exception of debt financing issued specifically for WK Kellogg Co on September 12, 2023, our cash was managed centrally at the Kellanova level and as such, cash management decisions by Kellanova have an impact on our Unaudited Combined Financial Statements. The cash and cash equivalents held by Kellanova at the corporate level are not specifically identifiable to us and, therefore, have not been reflected in our Unaudited Combined Financial Statements. Cash and cash equivalents held in our subsidiaries are specifically identifiable to us and have been reflected in our Unaudited Combined Financial Statements.

Following the Spin-Off, we no longer participate in Kellanova’s centralized cash management program and the parent support letter previously in place expired upon completion of the Spin-Off. Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations, and on our ability to obtain debt financing on acceptable terms. Management believes that our cash balances and funds provided by operating activities, along with borrowing capacity under the Credit Facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt that was incurred in connection with the Spin-Off, (ii) adequate liquidity to fund capital expenditures primarily utilized in manufacturing our products and, and (iii) flexibility to meet investment opportunities that may arise. However, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings, including the lowering of any of our credit ratings, or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the current state of the economy and, accordingly, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future, or at all. The cash flows presented in our combined unaudited statement of cash flows may not be indicative of the cash flows we would have recognized had we operated as a standalone publicly traded company for the periods presented.

As of September 30, 2023, WK Kellogg Co borrowings under the Credit Facility were $664 million comprised of a $500 million term loan, of which $9 million was recognized as the current portion and $164 million of borrowings under the revolving credit facility, and are classified as Notes payable on the balance sheet. The amounts borrowed under the revolving credit facility were repaid in October of 2023 using cash on hand. As of September 30, 2023, there was an additional $436 million available for use under this facility. WK Kellogg Co distributed $663 million of the proceeds of this debt to Kellanova as a dividend payment in connection with the Spin-Off on September 29, 2023. Additionally, in November of 2023 the Board of Directors declared a dividend of $0.16 per common share, payable on December 15, 2023 to shareholders of record at the close of business on December 1, 2023.

We believe our operating cash flow will allow us significant financial flexibility as a standalone company. We plan to utilize such flexibility to drive an investment philosophy that balances capital investments in areas such as supply chain optimization, cost-saving projects and new capabilities, with the ability to further increase shareholder value through a combination of debt reduction, return of capital to our shareholders in the form of dividends or share repurchases as well as potential acquisitions. In the near term we may increase our indebtedness to fund important capital projects. Thereafter, however, we plan to reduce indebtedness as a way to enhance financial flexibility for enhancing shareholder value.

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	September 30, 2023	October 1, 2022
Net cash provided by (used in):
Operating activities	$184	$53
Investing activities	(89)	(38)
Financing activities	(31)	(15)
Net increase (decrease) in cash and cash equivalents	$64	$—

Operating activities
Cash flow from operating activities for the year-to-date period ended September 30, 2023, increased to $184 million, compared to $53 million during the year-to-date period ended October 1, 2022. The increase was due to lapping the replenishment of inventory in the prior year-to-date period due to the resumption of normal business activity following the labor strike in the fourth quarter of 2021, as well as an increase in net sales.

Investing activities
Cash flow used in investing activities consists primarily of capital expenditures, which increased from $38 million in the year-to-date period ended October 1, 2022 to $89 million in the year-to-date period ended September 30, 2023 due to the resumption of capital projects after the labor strike.

Financing activities
Cash flow used in financing activities increased from $15 million in the year-to-date period ended October 1, 2022, to $31 million in the year-to-date period ended September 30, 2023. This change was a result of debt issuance costs of $7 million, and an additional $9 million of net transfers to Kellanova.

Monetization and Supplier Finance Programs
Kellanova has a program in which customers can extend their payment terms in exchange for the elimination of early payment discounts (“Extended Terms Program”). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, Kellanova entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (“Monetization Programs”). See Note 3 to the accompanying Unaudited Combined Financial Statements for more information. As WK Kellogg Co receivables were a part of Kellanova’s accounts receivable balance, the impact of WK Kellogg Co’s participation in the Monetization Programs has been reflected in the accompanying Unaudited Combined Financial Statements.

Kellanova, and consequently WK Kellogg Co has no retained interest in the receivables sold, however Kellanova does have collection and administrative responsibilities for the sold receivables. Kellanova, and consequently WK Kellogg Co has not recorded any servicing assets or liabilities as of September 30, 2023 and December 31, 2022 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the combined financial statements.

For WK Kellogg Co, accounts receivable sold of $178 million and $256 million remained outstanding under these arrangements as of September 30, 2023 and December 31, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Unaudited Combined Statement of Cash Flows. The allocated recorded net loss on sale of receivables, based on the proportion of monetized receivables, was $3 million and $11 million for the quarter and year-to-date periods ended September 30, 2023. The recorded loss is included in Other income (expense) on the Unaudited Combined Statement of Income.
Following the Spin-Off, on October 4, 2023, WK Kellogg Co entered into a factoring agreement with an unaffiliated financial institution specifically designed to factor trade receivables with certain customers that have extended terms. Under this factoring arrangement, from time to time, we sell these certain customers’ trade receivables at a discount on a non-recourse basis. The cash proceeds will be subject to certain restrictions. Pursuant to this arrangement, we may sell at any one time, on a revolving basis, up to $250 million of our trade receivables.

The Monetization Programs are designed to directly offset the impact the Extended Terms Program would have on the days-sales-outstanding metric that is critical to the effective management of the Kellanova's accounts receivable balance and overall working capital.
WK Kellogg Co establishes competitive market-based terms with our suppliers, regardless of whether they participate in supplier finance programs, which generally range from 0 to 135 days, depending on their respective industry and geography. WK Kellogg Co also participated in Kellanova’s program during the year-to-date period ended September 30, 2023. The market-based terms of the Kellanova program range from 0 to 150 days.
Both the WK Kellogg Co and Kellanova supplier finance programs include agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from WK Kellogg Co or Kellanova to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of WK Kellogg Co or Kellanova prior to their scheduled due dates at a discounted price to participating financial institutions. WK Kellogg Co or Kellanova has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. WK Kellogg Co and Kellanova's obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, WK Kellogg Co and Kellanova's right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. As our suppliers had the ability to participate in these programs during the periods presented, the impact of this program has been included in these Unaudited Combined Financial Statements. The payment of these obligations by WK Kellogg Co is included in cash used in operating activities in the Unaudited Combined

Statement of Cash Flows. As of September 30, 2023 and December 31, 2022, $118 million and $138 million, respectively, of WK Kellogg Co’s outstanding payment obligations had been placed in the accounts payable tracking system.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains a number of “forward-looking statements.” Words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and variations of such words and similar expressions are intended to identify our forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements, beliefs and expectations regarding our business strategies, market potential, future financial performance, dividends, the impact of new accounting standards, results of pending legal matters, our goodwill and other intangible assets, price volatility and cost environment, our liquidity, our funding sources, expected pension contributions, capital expenditures and funding, our financial covenants, repayments of debt, off-balance sheet arrangements and contractual obligations, our accounting policies, general views about future operating results and other events or developments that we expect or anticipate will occur in the future. These forward-looking statements are subject to a number of important factors, including those factors discussed in detail under “Risk Factors” in the Information Statement filed as Exhibit 99.1 to Amendment No. 4 to our Registration Statement on Form 10, filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2023 (the “Form 10”), which could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•failure of the Spin-Off, to qualify for non-recognition treatment for U.S. federal income tax purposes;
•failure of the Canadian aspects of the internal reorganization in connection with the Spin-Off to qualify for tax-deferred treatment for Canadian federal and provincial income tax purposes;
•our indemnification obligations to Kellanova if the transactions we undertake in the Spin-Off do not qualify for non-recognition treatment;
•reduction of our strategic and operating flexibility as we agree to numerous restrictions to preserve the non-recognition treatment of the transactions;
•our inability to achieve some or all of the benefits that we expect to achieve from the Spin-Off;
•our inability to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company;
•our lack of an operating history as an independent, publicly traded company;
•Kellanova’s significant understanding of our business and positioning to compete against us;
•risks associated with our indebtedness and ability to raise capital;
•risks associated with being a public company;
•our inability to maintain effective internal controls or report our financial results timely or accurately;
•potential conflicts of interest of certain of our directors or officers;
•failure of third parties to consent to transferring or assigning to us certain contracts or assets;
•risks associated with being a smaller company than Kellanova and no longer operating as part of a globally diversified company;
•a decline in the demand for ready-to-eat cereals;
•supply chain disruptions and increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic and market conditions;
•our inability to maintain consumers’ favorable perception of our brands;
•unanticipated business disruptions;
•our inability to realize the benefits we expect from revenue growth management;
•our inability to achieve our targeted cost savings and efficiencies from cost reduction initiatives;
•our inability to successfully consummate favorable strategic acquisitions, alliances, divestitures or joint ventures or to successfully integrate acquired businesses;
•the impact on our operations and financial condition from the effects of pandemics, epidemics or disease outbreaks, including the COVID-19 pandemic;
•material disruptions at our manufacturing facilities;

•increased labor costs as a result of shortage in the labor pool, failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations;
•increasing post-retirement benefit-related costs and funding requirements;
•our inability to obtain sufficient capital to grow our business and increase our revenues;
•risks associated with an impairment of the carrying value of goodwill or other acquired intangibles;
•our inability to attract, develop and retain the highly skilled people we need to support our business;
•increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor;
•increases in transportation costs and reduced availability of or increases in the price of oil or other fuels;
•our inability to compete in the highly competitive food industry, including with respect to retail and shelf space;
•the changing retail environment and the growing presence of alternative retail channels;
•our inability to successfully develop new products and processes;
•our inability to obtain sufficient capital to grow our business and increase our revenues;
•risks associated with an impairment of the carrying value of goodwill or other acquired intangibles;
•our inability to attract, develop and retain the highly skilled people we need to support our business;
•increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor;
•increases in transportation costs and reduced availability of or increases in the price of oil or other fuels;
•our inability to compete in the highly competitive food industry, including with respect to retail and shelf space;
•the changing retail environment and the growing presence of alternative retail channels;
•our inability to successfully develop new products and processes;
•adverse changes in the global climate or extreme weather conditions;
•risks associated with tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes;
•risks associated with our products becoming adulterated, misbranded or mislabeled;
•evolving tax, environmental, food quality and safety or other regulations or failure to comply with existing licensing, labeling, trade, food quality and safety and other regulations and laws;
•technology failures, cyber-attacks, privacy breaches or data breaches;
•our inability to protect our intellectual property rights;
•risks associated with licensing intellectual property; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in the Form 10.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as by other cautionary statements that are made from time to time in this Quarterly Report and future SEC filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks, which exist as a part of our ongoing business operations. Management, as part of Kellanova, uses derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, Kellanova does not engage in trading or speculative transactions. We intend to use similar derivative financial and commodity instruments to manage market risk in the future. Refer to Note 8 within Notes to Unaudited Combined Financial Statements for further information on our derivative financial and commodity instruments.

Refer to disclosures contained in the Information Statement filed as Exhibit 99.1 to Amendment No. 4 to our Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 11, 2023. Other than changes noted here, there were no material changes in the Company's market risk as of September 30, 2023.

Interest Rate Risk
We are exposed to interest rate volatility with regard to our Credit Facility, which bears interest as a variable rate. Interest on the loans under the Credit Agreement are calculated by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate, plus an interest rate margin equal to in the case of SOFR loans, 1.75% and in the case of alternate base rate loans, 0.75%, each with related step-ups and step-downs based on WK Kellogg Co’s consolidated net leverage ratio as defined by the Credit Agreement. A hypothetical 125 basis point change in interest rates affecting our borrowings under the financing arrangements for quarter and year-to-date period would impact our pre-tax income by less than $1 million.
Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period ending September 30, 2023. Based upon our evaluation, our CEO and our CFO have concluded that, as of the period ending September 30, 2023, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal controls over financial reporting during the quarter ended September 30, 2023 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

WK KELLOGG CO
PART II — OTHER INFORMATION
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in the Information Statement filed as Exhibit 99.1 to Amendment No. 4 to our Registration Statement on Form 10, filed with the Securities and Exchange Commission on September 11, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 5. Other Information
Insider Trading Arrangements
During the most recent fiscal quarter, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
(a)Exhibits:

2.1	Separation and Distribution Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).
3.1	Amended and Restated Certificate of Incorporation of WK Kellogg Co (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).
3.2	Amended and Restated By-Laws of WK Kellogg Co (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).
10.1	Credit Facility by and among WK Kellogg Co and the lenders name therein, dated as of September 12, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 12, 2023).
10.2	Employee Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).
10.3	Supply Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).
10.4	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).
10.5	Master Ownership and License Agreement Regarding Trademarks and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).
10.6	Tax Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).
10.7	Transition Services Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).
10.8	WK Kellogg Co Supplemental Savings and Investment Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).
10.9	WK Kellogg Co 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed with the SEC on September 20, 2023).
10.10	Form of Restricted Share Unit Terms and Conditions (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form 10 filed with the SEC on August 1, 2023).
10.11	Form of Performance Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form 10 filed with the SEC on August 1, 2023).
10.12	WK Kellogg Co Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed with the SEC on September 20, 2023).
10.13	WK Kellogg Co Severance Benefit Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).
10.14	WK Kellogg Co Change of Control Severance Policy for Key Executives (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).
10.15	Retention Agreement and General Release with Doug VanDeVelde (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).
10.16	Form of Recognition Award Agreement and General Release (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form 10 filed with the SEC on July 24, 2023).

10.17	WK Kellogg Co Executive Survivor Income Plan (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).
31.1*	Rule 13a-14(e)/15d-14(a) Certification from Gary Pilnick
31.2*	Rule 13a-14(e)/15d-14(a) Certification from David McKinstray
32.1**	Section 1350 Certification from Gary Pilnick
32.2**	Section 1350 Certification from David McKinstray
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data file (formatted as Inline XBLR and contained in Exhibit 101)
*Filed herewith
**Furnished herewith

WK KELLOGG CO
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WK KELLOGG CO

/s/ David McKinstray
David McKinstray
Chief Financial Officer

/s/ Lisa Walter
Lisa Walter
Principal Accounting Officer; Corporate Controller
Date: November 8, 2023