Form 10-K
period 2023-12-30
WK Kellogg Co
filed 2024-03-08
CIK 1959348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      To
Commission file number 001-41755
WK Kellogg Co
(Exact name of registrant as specified in its charter)

Delaware	92-1243173
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

 One Kellogg Square
Battle Creek, Michigan 49016-3599
(Address of principal executive offices)
Registrant’s telephone number, including area code: (269) 401-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
Common Stock par value, $.0001 per share	KLG	New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: None

 Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes ☐   No  ☑
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the registrant's common stock was not publicly traded. As of October 2, 2023, the date on which the registrant's common stock began “regular-way” trading on the New York Stock Exchange, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $957 million.
As of February 28, 2024, 85,817,581 shares of the common stock of the registrant were outstanding.

Parts of the registrant’s proxy statement for the registrant’s 2024 Annual Meeting of Shareowners are incorporated by reference into Part III of this Annual Report On Form 10-K. The proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

WK KELLOGG CO

3

Unless otherwise specified or indicated by the context, references to the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K (“Annual Report”) refer to WK Kellogg Co and its subsidiaries.

Forward-Looking Statements. This Annual Report contains a number of “forward-looking statements” with expectations concerning, among other things, the results of the Spin-Off (as defined below); our strategy, financial principles, and plans; initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; environmental, social, and governance (“ESG”) performance; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in Part 1, Item 1, Business, and in several sections of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our actual results or activities may differ materially from these predictions.

Our future results could be affected by a variety of other factors, including a decline in demand for ready-to-eat cereals; supply chain disruptions and increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic and market conditions; consumers’ perception of our brands or company; business disruptions; our ability to drive our growth targets to increase revenue and profit; our failure to achieve our targeted cost savings and efficiencies from cost reduction initiatives; strategic acquisitions, alliances, divestitures or joint ventures or organic growth opportunities we may pursue in the future; material disruptions at one of our facilities; our ability to attract, develop and retain the highly skilled people we need to support our business; a shortage of labor, our failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations that could increase labor costs; an increase in our post-retirement benefit-related costs and funding requirements caused by, among other things, volatility in the financial markets, changes in interest rates and actuarial assumptions; our inability to obtain sufficient capital to grow our business and to increase our revenues; an impairment of the carrying value of goodwill or other acquired intangibles; increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor; increases in transportation costs and reduced availability of, or increases in, the price of oil or other fuels; competition, including with respect to retail and shelf space; the changing retail environment and the growing presence of alternative retail channels; the successful development of new products and processes; adverse changes in the global climate or extreme weather conditions; and other risks and uncertainties described in Part I, Item 1A, Risk Factors. Forward-looking statements speak only as of the date of this Annual Report, and we undertake no obligation to publicly update them except as required by law.

PART I
ITEM 1. BUSINESS
Our Company. WK Kellogg Co is an iconic North American food company with a differentiated portfolio of brands that have delighted our consumers for over a century. As a leading manufacturer, marketer and distributor of branded ready-to-eat cereal, we endeavor to provide consumers with high-quality products while promoting consumer health and well being. Our products are manufactured by us in the United States, Mexico, and Canada and marketed in the United States, Canada and the Caribbean. Kellogg Company (now known as Kellanova), formally founded in 1906 as a mission-led and family-oriented company, sprang to life when W. K. Kellogg changed breakfast forever by creating Corn Flakes in Battle Creek, Michigan. We have since upheld W. K. Kellogg’s passion and commitment to wellness by producing nutritious, high quality and delicious cereal.
We believe our business' long-standing success is attributable to the strength of our brands, our category expertise and over a century of institutional knowledge, all of which have created a diverse portfolio of cereals that are intended to enhance the lives of our consumers. Our product offerings are well diversified across the cereal sub-categories of taste, wellness and balance, with strong consumer appeal across the spectrum of ages and demographics. Iconic brands used in our business include Frosted Flakes, Special K, Froot Loops, Raisin Bran, Frosted Mini-Wheats, Rice Krispies, Kashi, Corn Flakes and Apple Jacks, among many others. We believe these brands also derive a differentiated advantage from the beloved brand characters which have been developed over time, starting in the 1950s with the introduction of Tony the Tiger, Toucan Sam and Snap, Crackle and Pop, which have since been joined by many other brand characters.

In September 2023, the board of directors of Kellanova approved a series of internal transactions resulting in the separation of the North America cereal business from Kellanova’s business (the “Internal Reorganization”) through the contribution by Kellanova of assets, liabilities and operations associated with the cereal business to WK Kellogg Co in exchange for the consideration described in the Separation and Distribution Agreement (the “Contribution”) and the distribution of shares of WK Kellogg Co common stock to Kellanova’s share owners (the “Distribution,” and together with the Internal Reorganization, the “Spin-Off”). On October 2, 2023, the Spin-Off was completed through Kellanova's distribution of one share of WK Kellogg Co common stock for every four shares of Kellanova common stock to Kellanova’s share owners as of the close of business on the record date of September 21, 2023. On October 2, 2023, WK Kellogg Co began “regular-way” trading as an independent publicly traded company under the stock symbol "KLG" on the New York Stock Exchange.

Agreements with Kellanova. In connection with the Spin Off, we entered into a Separation and Distribution Agreement and certain other agreements with Kellanova that provide a framework for our relationship with Kellanova after the Spin Off. The following summarizes the terms of these agreements, forms of which are filed with the SEC as exhibits this Annual Report on Form 10-K for the year ended December 30, 2023. The summaries of each of these agreements set forth below are qualified in their entirety by reference to the full text of the applicable agreements.

•Separation and Distribution Agreement: We entered into a Separation and Distribution Agreement with Kellanova that outlined the terms and conditions of the Spin Off. The Separation and Distribution Agreement provides for the principal actions taken by WK Kellogg and Kellanova in connection with the Spin Off and identified the assets transferred to, and the liabilities to be assumed by, WK Kellogg associated with the Spin Off.

•Transition Services Agreement: We entered into a Transition Services Agreement with Kellanova, pursuant to which Kellanova provides specified services to WK Kellogg and its subsidiaries, and WK Kellogg provides certain limited services to Kellanova, on a transitional basis to help ensure an orderly transition following the Spin Off. These services include information technology, procurement, distribution, logistics and order to delivery, research and development, accounting, finance, compliance and administrative activities.

•Supply Agreement: WK Kellogg entered into a Supply Agreement with Kellanova pursuant to which Kellanova will manufacture and supply to WK Kellogg certain cereal products that were manufactured at Kellanova facilities that were not be transferred to WK Kellogg pursuant to the terms of the Separation and Distribution Agreement.

•Management Services Agreement: WK Kellogg entered into a Management Services Agreement with Kellanova pursuant to which Kellanova has granted WK Kellogg and its subsidiaries the right to use Kellanova's pilot plant located in Battle Creek, Michigan for a specified number of days each year in order for WK Kellogg to conduct research and development and product trials on specified equipment.

•Tax Matters Agreement: The Tax Matters Agreement between WK Kellogg and Kellanova governs the respective rights, responsibilities and obligations of Kellanova and WK Kellogg after the Spin Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns.

•Employee Matters Agreement: The Employee Matters Agreement addresses certain post-Spin Off employee matters issues between Kellanova and WK Kellogg, including transitions of employment for employees; allocation of and reimbursement and indemnification for employment-related liabilities; collective bargaining agreement matters; termination and severance benefits; employee benefits matters, including participation in benefit plans, assumption of certain employee benefit plans by WK Kellogg, service recognition, health and welfare and retirement plan matters; employee compensation matters, including equity and cash-based incentive compensation, retention and non-qualified deferred compensation matters; payroll reporting and withholding; access to employees; employee records; employment transition matters; mutual one-year salaried employee no-hire and two-year employee non-solicitation provisions (with customary exceptions); and other related employee matters.

•Intellectual Property Agreements: In connection with the Spin Off, we entered into the following Intellectual Property Agreements with Kellanova that provide for intellectual property use and selling rights: (A) Master Ownership and License Agreement Regarding Trademarks and Certain Related Intellectual Property and (B) Master Ownership and License Agreement Regarding Patents, Trade Secrets and Certain Related Intellectual Property.

Principal Products. Our principal products are cereals that are split across taste, wellness and balance sub-categories, and serve a diverse set of occasions and demographics.They are sold to retailers primarily through a direct sales force, and supplemented by brokers and distributors. Our leading taste brands include Frosted Flakes, Froot Loops, and Apple Jacks. Our wellness brands include Special K, Kashi, and Bear Naked. Our balance brands include Special K, Frosted Mini-Wheats, Raisin Bran, and Corn Flakes. Most of our products are also marketed under the “Kellogg’s” name.
Raw Materials. Agricultural commodities, including corn, wheat, rice, vegetable oils, sugar, cocoa, fruits and nuts are the principal raw materials used in our products. Carton board, corrugate, and flexible packaging are the principal packaging materials. We continually monitor world supplies and prices of such commodities and packaging materials, as well as government trade policies. The cost of such commodities and packaging materials may fluctuate widely due to government policy and regulation, changing weather patterns and conditions, climate change, and other supply and/or demand impacting events such as global health events (like the COVID-19 pandemic), geopolitical events, or other unforeseen circumstances. Continuous efforts are made to maintain and improve the quality and supply of such commodities and materials for purposes of our short-term and long-term requirements. While most of these ingredients are purchased from sources in the United States, some materials are imported due to regional availability and specification requirements.
We enter into long-term contracts for these materials and purchase these items in the open market, depending on our assessment of possible price fluctuations, supply levels and our relative negotiating power. Despite our ability to source materials necessary to meet increased demand for our products, the availability of certain ingredients, packaging and other goods and services has been adversely impacted as a result of geopolitical,economic and market conditions, including inflation and supply chain constraints. See “Item 1A, Risk Factors—Risks Related to Our Business—Supply chain disruptions and increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic and market conditions could adversely impact our profitability.” As further discussed in this Annual Report in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” we also use derivative financial and commodity instruments to hedge against commodity price risks.
Natural gas and propane are the primary sources of energy used to power processing equipment at our production facilities, although certain locations may use electricity, oil or solar cells as needed. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. We have experienced supply chain disruptions including bottlenecks and shortages of materials, labor and freight that have led to increasing prices of raw materials, packaging and labor as well as limitations on shipping capacity.

Trademarks and Intellectual Property. The principal trademarks used in our business are house marks, brand names, slogans, and designs related to cereals and various other foods manufactured and marketed by us. These trademarks include, among others, Kellogg’s, All-Bran, Apple Jacks, Bear Naked, Cocoa Krispies, Kellogg’s Corn Flakes, Corn Pops, Cracklin’ Oat Bran, Crispix, Froot Loops, Kashi, Kellogg’s Frosted Flakes, Krave, Frosted Krispies, Frosted Mini-Wheats, Mueslix, Kellogg’s Raisin Bran, Raisin Bran Crunch, Rice Krispies, Smacks/Honey Smacks, Special K, Smart Start, Vector and Two Scoops.

Additional trademarks used in our business include logos and depictions of certain animated characters that can be used in conjunction with our branded products, including the characters Snap, Crackle and Pop, Tony the Tiger, Toucan Sam, Dig ‘Em, Sunny, Coco the Monkey, Cornelius, and Melvin the Elephant. The slogans The Original & Best, They’re Gr-r-reat! and Follow Your Nose also are used in our products.
The trademarks listed above, among others, individually and when taken as a whole, are important to our business. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use and otherwise properly maintained.

We also rely on several patents in connection with our business. While our patent portfolio as a whole is material to our business, no one patent or group of related patents is material to our business. In addition, we rely on proprietary trade secrets, technology, know-how, processes and other intellectual property rights of Kellanova that are not registered. Kellanova relies on a combination of trademark law, copyright law, trade secrets, non-disclosure and confidentiality agreements, other contractual provisions and other measures to establish and protect such proprietary rights to products, packaging, processes and intellectual property that we use in our business.

Certain of our trademarks and intellectual property rights are subject to the Intellectual Property Agreements described in Agreements with Kellanova above. See “Item 1A, Risk Factors--Certain of our rights to intellectual property used in our business are limited to those of a licensee under the Intellectual Property Agreements” for more detail around risks pertaining to these agreements.

Seasonality. Demand for our products is generally level throughout the year, although demand is stronger for some of our convenience foods in the second half of the year due to events and holidays.

Working Capital. A description of our working capital is included in the Liquidity and Capital Resources section within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.
Customers. We sell our products primarily to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, drug stores, gasoline stations, value stores, online channels and other retail food outlets in the United States, Canada and the Caribbean. Our largest customer, Wal-Mart Stores, Inc., accounted for approximately 26% of combined net sales during 2023, comprised principally of sales within the United States. No other customer accounted for more than 10% of combined net sales in 2023. During 2023, our top five customers, collectively, including Wal-Mart Stores, Inc., accounted for approximately 47% of our combined net sales. There has been significant consolidation in the North American grocery industry, and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not currently anticipate that this will occur due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements and have been generally resold to consumers in retail stores, restaurants, and other establishments, such as schools and hotels.
Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 30, 2023 was not material.
Competition. We have experienced, and expect to continue to experience, intense competition for sales of all of our products. Our products compete with advertised and branded products of a similar nature as well as unadvertised and private label products, which are typically distributed at lower prices, and generally with other food products. Principal methods and factors of competition include new product introductions, product quality, taste, convenience, nutritional value, price, advertising and promotion. We believe we compete favorably with our competitors on the basis of these factors due to our diversified portfolio of beloved iconic brands and characters, our leading market position with significant scale in the North American cereal industry, our heritage of innovation and marketing and our investment in our brands.

Research and Development. Research to support and expand the use of our existing products and to develop new food products is performed in Battle Creek, Michigan, including at the W. K. Kellogg Institute for Food and Nutrition Research, which we utilize pursuant to the terms of a Management Services Agreement entered into with Kellanova in connection with the Spin-Off. Our expenditures for research and development were approximately $25 million for the year ended December 30, 2023. Information concerning our research and development expense is in Note 2, “Summary of Significant Accounting Policies” within the Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data.
Regulation. Our activities in the United States are subject to regulation by various government agencies, including the U.S. Food and Drug Administration, the U.S. Federal Trade Commission (the "FTC") and the U.S. Departments of Agriculture, Commerce and Labor, as well as voluntary regulation by other bodies. Various state and local agencies also regulate our activities. Other agencies and bodies outside of the United States, including those of various countries, states, provinces and municipalities, also regulate our activities. To appropriately address these obligations, we maintain internal controls and management processes that govern our actions and are intended to mitigate the risk of non-compliance.
While there are no current regulatory matters that we expect to be material to our results of operations, financial position, or cash flows, there can be no assurances that existing or future laws, regulations and standards applicable to our operations or products will not lead to a material adverse impact on our results of operations, financial position or cash flows. Due to the rapidly evolving nature of these laws and regulations and geopolitical considerations, there can be no assurance that current expenditures will be adequate or that violations will not occur. Any violations could result in fines, penalties or customer disengagements that may have a material impact on our financial performance.
See “Item 1A, Risk Factors” for more detail around risks pertaining to compliance with laws and regulations.
Environmental Matters. Our facilities are subject to various U.S. and foreign, federal, state and local laws and regulations regarding the release of material into the environment and the protection of the environment in other ways. We are not a party to any material proceedings arising under these regulations. We believe that compliance with existing environmental laws and regulations will not materially affect our financial condition or our competitive position.

Human Capital Resources. On December 30, 2023, we had approximately 3,150 employees. We are party to numerous collective bargaining agreements. Our human capital objectives include attracting, developing, engaging, rewarding and retaining our employees, which include the following:
•We foster employee engagement by communicating with our employees frequently and transparently through a variety of engagement vehicles. We engage in two-way conversations with employees via an externally managed global opinion survey and a number of internal communications events and channels. We also provide a wide array of opportunities for employees to volunteer in the communities where they work and live.
•We focus on ‘Bringing Out the Best in Each Other’, striving for a culture of equity, diversity, inclusion and belonging in the workplace. This includes an office focused on supporting employees, creating awareness and fostering a positive work environment.
•We provide total rewards to our employees including market-based competitive compensation through our salary, annual incentive and long-term incentive programs and a benefits package that promotes a culture of employee well-being across all aspects of their lives, including physical, financial, social and emotional well-being. We sponsor a number of benefit plans for eligible employees in the United States, Canada and Mexico, including defined benefit pension plans, defined contribution retirement plans, retiree health and welfare, medical care plans, severance and other post- employment benefits. We continually review and implement new programs to meet the evolving needs of our employees, including, but not limited, to benefit programs for same sex partners and progressive leave benefits (e.g., paternity/maternity and active military). We also offer flexible work arrangements across our population focused on fostering work / life integration.
•We aim to cultivate a health and well-being culture where all colleagues feel supported and valued. We continue to evolve our programs to meet our colleagues’ total well-being needs, which we believe are essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package.
•We invest in training and development, including ongoing leadership and technical capability development programs.

Financial Information About Geographic Areas. Information on geographic areas is located in Note 14 “Segment Reporting” within Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data.

Information About Our Executive Officers. The names, ages, and positions of our executive officers (as of March 8, 2024) are listed below, together with their business experience. Executive officers are elected annually by the Board.

Gary Pilnick	59
Chief Executive Officer and Chairman of the Board

Mr. Pilnick was appointed as Chief Executive Officer and Chairman of the Board effective upon the completion of the Spin-Off. Prior to the completion of the Spin-Off, Mr. Pilnick served as a director of WK Kellogg Co when it existed as a wholly-owned subsidiary of Kellanova. Prior to joining WK Kellogg Co, Mr. Pilnick served as Vice Chairman, Corporate Development and Chief Legal Officer of Kellanova, beginning in January 2016. In August 2003, he was appointed Senior Vice President, General Counsel and Secretary of Kellanova and assumed responsibility for Corporate Development in June 2004. He joined Kellanova as Vice President, Deputy General Counsel and Assistant Secretary in September 2000 and served in that position until August 2003. Before joining Kellanova, he served as Vice President and Chief Counsel of Sara Lee Branded Apparel, now Hanesbrands, an apparel company, and as Vice President and Chief Counsel, Corporate Development and Finance at Sara Lee Corporation, formerly a consumer goods corporation now held by Kohlberg & Company after being acquired by Tyson Foods.

Norma Barnes-Euresti	56
Chief Legal Officer and Secretary

Ms. Barnes-Euresti has served as Chief Legal Officer and Secretary of WK Kellogg Co since October 2, 2023. Prior to joining WK Kellogg Co, Ms. Barnes-Euresti served as Vice President and Chief Counsel, Employment, Labor, Ethics & Compliance of Kellanova beginning in January 2012. Ms. Barnes-Euresti joined Keebler Company, a cookie manufacturer, in November 1999 and subsequently joined Kellanova as part of its acquisition of Keebler in 2001.

Sherry Brice	47
Chief Supply Chain Officer

Ms. Brice has served as Chief Supply Chain Officer of WK Kellogg Co since October 2, 2023. Prior to joining WK Kellogg Co, Ms. Brice served at Kellanova as Vice President, Global Quality and Food Safety beginning in January 2020. Additionally, Ms. Brice served as Senior Director, Supply Chain Category Lead of Frozen Foods and Canada from January 2019 to January 2020 and as Plant Director from July 2017 to January 2019. Throughout her nearly 11 years at Kellanova, Ms. Brice held various leadership roles spanning manufacturing, category operations and quality and compliance. Ms. Brice joined Kellanova as part of its acquisition of the Pringles business from Procter & Gamble, a consumer goods company, where she served in a variety of supply chain roles for nearly 14 years.

Bruce Brown	59
Chief Customer Officer

Mr. Brown has served as Chief Customer Officer of WK Kellogg Co since October 2, 2023. Prior to joining WK Kellogg Co, Mr. Brown served as Vice President, Customer Strategy and Planning of Kellanova beginning in January 2019. Additionally, Mr. Brown served at Kellanova as Vice President, Customer Marketing from January 2014 to December 2018. Throughout his nearly 25 years at Kellanova, Mr. Brown held a variety of leadership roles across sales and customer marketing in both the cereal and snacks businesses, including as Senior Vice President, Western Customer Teams and Senior Vice President, National Customer Teams. Prior to Kellanova, Mr. Brown held sales roles at Mott’s USA, a manufacturer of apple products, and The Dial Corporation, now Henkel Corporation, a manufacturer of personal care and household cleaning products.

David McKinstray	39
Chief Financial Officer

Mr. McKinstray has served as Chief Financial Officer of WK Kellogg Co since October 2, 2023. Prior to joining WK Kellogg Co, Mr. McKinstray served as Vice President, Integrated Business Planning of Kellanova beginning in April 2020. Additionally, Mr. McKinstray held multiple finance roles throughout his nearly 15 years at Kellanova, having served as Vice President, Finance, U.S. Commercial & Business Management from January 2019 to April 2020, Vice President, Finance, and Chief Financial Officer of Kellanova's U.S. snacks business from April 2018 to March 2019 and Vice President, Finance, Corporate Financial Planning & Accounting and Strategy from September 2016 to April 2018. He played a leading role in several strategic initiatives at Kellanova and has significant experience in global roles across risk management, treasury and corporate and financial planning. His roles prior to Kellanova included positions in commodity risk management and trading.

Doug VanDeVelde	58
Chief Growth Officer

Mr. VanDeVelde has served as Chief Growth Officer of WK Kellogg Co since October 2, 2023. Prior to joining WK Kellogg Co, Mr. VanDeVelde served as the General Manager of Kellanova’s U.S. cereal business beginning in January 2019. Additionally, Mr. VanDeVelde served at Kellanova as Senior Vice President, Global Breakfast Category from November 2013 to January 2019. Throughout his 25 years at Kellanova, Mr. VanDeVelde held various leadership roles in marketing, including as Senior Vice President, Marketing and Innovation for U.S. Morning Foods and Senior Vice President, Marketing for U.S. Snacks. Prior to joining Kellanova in December 1997, Mr. VanDeVelde was a Marketing Director at Proctor & Gamble.

Availability of Reports; Corporate Website Access; Other Information. Our internet address is http://www.wkkelloggco.com. The information contained on, or accessible through, our website is not part of or incorporated into this Annual Report. All annual, quarterly and current reports, proxy statements and other information required to be filed or furnished by us with the U.S. Securities and Exchange Commission (“SEC”) are available to the public on the SEC’s website at www.sec.gov and are also accessible as soon as we file or furnished them to the SEC through the Investors section of our website.
ITEM 1A. RISK FACTORS
In addition to the factors discussed elsewhere in this Annual Report, the following risks and uncertainties could materially or adversely affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially or adversely affect our business, financial condition and results of operations.

Risk Factors Summary
The material risks summarized in further detail below include those relating to:

Risks Related to Our Business
•a decline in demand for ready-to-eat cereals;
•supply chain disruptions and increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic and market conditions;
•consumers’ perception of our brands or company;
•business disruptions;
•our ability to drive our growth targets to increase revenue and profit;
•our failure to achieve our targeted cost savings and efficiencies from cost reduction initiatives;
•strategic acquisitions, alliances, divestitures or joint ventures or organic growth opportunities we may pursue in the future;

Risks Related to Our Operations
•material disruptions at one of our facilities;
•our ability to attract, develop and retain the skilled people we need to support our business;
•a shortage of labor, our failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations that could increase labor costs;

•an increase in our post-retirement benefit-related costs and funding requirements caused by, among other things, volatility in the financial markets, changes in interest rates and actuarial assumptions;
•our inability to obtain sufficient capital to grow our business and to increase our revenues;
•an impairment of the carrying value of goodwill or other acquired intangibles;

Risks Related to Our Industry
•increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor;
•increases in transportation costs and reduced availability of, or increases in, the price of oil or other fuels;
•competition, including with respect to retail and shelf space;
•the changing retail environment and the growing presence of alternative retail channels;
•the successful development of new products and processes;
•adverse changes in the global climate or extreme weather conditions;

Risks Related to Regulations and Litigation
•risks related to tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes;
•the risk that our food products become adulterated, misbranded or mislabeled, recall and potential resulting product liability if consumers are injured or damaged as a result;
•our failure to comply with evolving tax, advertising, environmental, licensing, labeling, trade, food quality and safety or other regulations or with existing regulations and laws;

Risks Related to Our Intellectual Property and Technology
•technology failures, cyber-attacks, privacy breaches or data breaches;
•our inability to protect our intellectual property rights;
•limitations with respect to certain of our rights to intellectual property used in our business under the Intellectual Property Agreements;

Risks Related to the Spin-Off
•the risk that the Contribution and the Distribution fail to qualify for non-recognition treatment for U.S. federal income tax purposes or that the Canadian aspects of the Internal Reorganization fail to qualify for tax-deferred treatment for Canadian federal and provincial income tax purposes;
•our indemnification obligation to Kellanova if the transactions we have undertaken in connection with the Spin-Off do not qualify for non-recognition treatment;
•our failure to follow certain restrictions to preserve the non-recognition treatment of the Spin-Off, as well as the impact those restrictions may have on our strategic and operating flexibility;
•our inability to achieve some or all of the benefits that we expect from the Spin-Off;
•our ability to make the changes necessary to operate as an independent company;
•the fact that our historical financial statements may not necessarily be representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results;
•Kellanova’s ability to compete against us;
•certain of our directors and officers may have actual or potential conflicts of interest because of their Kellanova equity ownership or their former Kellanova positions;

Risks Related to Our Common Stock
•potential declines in the market price of our common stock caused by future sales;
•the potential anti-takeover effects of certain provisions in our corporate organizational documents and Delaware law;
•certain limitations on our share owners’ ability to obtain a preferred judicial forum for disputes with us;
•dilution risk due to future issuances of equity securities and equity-based compensation awards granted under our long-term incentive plan;
•the ranking of our common stock being junior to our existing and future indebtedness and any future preferred stock issuances;

•the risk that the Board will not declare dividends in the future;

General Risk Factors
•risks related to our indebtedness;
•increases in our debt or raises of additional capital in the future on terms favorable to us or our share owners, which could affect our financial health and may decrease our profitability;
•obligations associated with being a public company requiring significant resources and management;
•if we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or to prevent or detect fraud;
•risks generally associated with companies that operate in certain international markets;
•general economic, political and social conditions and taxation policies;
•potential liabilities and costs from litigation;
•there can be no assurance that our insurance is adequate; and
•foreign currency exchange rate exposure.
Risks Related to Our Business
A decline in demand for ready-to-eat cereals could adversely affect our financial performance. We focus primarily on producing and selling ready-to-eat cereal products. We expect to continue this primary focus. Because of our product concentration, any decline in consumer demand or preferences, including diet-driven changes, for ready-to-eat cereals or any other factor that adversely affects the ready-to-eat cereal market could have a material adverse effect on our business, financial condition or results of operations. We could also be adversely affected if consumers lose confidence in the healthfulness, safety, quality or taste of ready-to-eat cereals or ingredients. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions. In addition, significant changes in consumer demand or the loss or disruption of manufacturing, distribution or supply capabilities with respect to one or more of our products could negatively impact our business or results of operations.
Supply chain disruptions and increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic and market conditions could adversely impact our profitability. Raw materials, such as corn, wheat, rice, vegetable oils, sugar, cocoa, fruits and nuts, which are used in our products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to foreign and domestic government policies and regulations, inflation, weather conditions (including any potential effects of climate change), domestic and international demand, availability due to supply chain conditions, military conflict or other unforeseen circumstances. We have experienced supply chain disruptions including bottlenecks and shortages of materials, labor and freight that have led to increasing prices of raw materials, packaging and labor as well as limitations on shipping capacity.
The global economy has been negatively impacted by the military conflict between Russia and Ukraine. The Russia-Ukraine conflict is fast-moving and uncertain. Global grain markets have exhibited increased volatility as sanctions have been imposed on Russia by the United States, the United Kingdom, the European Union and others in response to Russia’s invasion of Ukraine. Changes in global grain and commodity flows could impact the markets in which we operate, which may in turn negatively impact our business, results of operations, supply chain and financial condition. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. We may enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices or availability or to fully cover supply and may significantly affect our earnings.
In addition, we are dependent upon natural gas, propane and electricity for operating our manufacturing facilities. The independent distributors and third-party transportation companies are dependent upon gasoline and diesel for their vehicles. The cost of these fuels may fluctuate widely due to economic and political conditions, government policy and regulation, war or other conflicts (including the current conflicts in Ukraine and the Middle East), or other unforeseen circumstances. Substantial future increases in prices for, or shortages of, these fuels could have a material adverse effect on our profitability, financial condition or results of operations. There can be no assurance that we can cover these potential cost increases through future pricing actions. Also, as a result of these pricing actions, consumers could purchase less or move from purchasing higher-margin products to purchasing lower-margin products.

Inflation has and may continue to adversely affect us by increasing our costs of production, materials and labor. In an inflationary environment, such as the current economic environment, depending on the market conditions of the food industry and interest rate actions by the U.S. Federal Reserve, we may be unable to raise the prices of our products enough to keep up with the rate of inflation, which would reduce our profit margins, and continued inflationary pressures could impact our business, financial condition and results of operations.
Similarly, shortages of truck drivers and railroad workers have contributed to increased freight costs, which has had a material and adverse effect on our business, financial condition and results of operations.

Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands or company. Brand value is primarily based on consumer perceptions. Successful promotion and brand value enhancement depends in large part on our ability and the ability of our suppliers and licensors (including Kellanova) to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we or Kellanova, or any of our employees or agents, have acted in an irresponsible manner; adverse publicity about our labor relations (whether or not valid) or our products or Kellanova’s products (whether or not valid); our failure to maintain the quality of our products; the failure of our suppliers and licensors (including Kellanova) to maintain the quality of their products; the failure of our products to deliver consistently positive consumer experiences; our products becoming unavailable to consumers; or the failure to meet the nutrition expectations of our products or particular ingredients in our products (whether or not valid), including the perception of the healthfulness of our products or their ingredients. In addition, due to our varied and geographically diverse consumer base, we must be responsive to local consumers, including with respect to when and how consumers consume food products and their desire for premium or value offerings, and provide an array of products that satisfy the broad spectrum of consumer preferences. Accordingly, we might fail to anticipate consumer preferences with respect to dietary trends or purchasing behaviors, invest sufficiently in maintaining, extending and expanding our brand image or achieve the desired effects of our marketing efforts or use data-driven marketing and advertising to reach consumers at the right time with the right message. The growing use of social and digital media platforms by consumers, us and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, our products, or Kellanova, its brands (including any that are Shared Use Trademarks (as defined below)), or its products (which may be sold under Shared Use Trademarks), our labor relations or any of our employees or agents on social or digital media platforms could seriously damage our brands, corporate reputation and brand loyalty, regardless of the information’s accuracy.
Placement of our advertisements in digital media may also result in damage to our brands if any such media experiences negative publicity. The harm may be immediate, and we may not be afforded an opportunity for redress or correction. Brand recognition and loyalty can also be impacted by the effectiveness of our advertising campaigns, marketing programs, influencers and sponsorships, as well as our use of social media. Further, our brand perception and customer loyalty could be adversely impacted by a supplier’s or licensor’s improper practices or failure to comply with our requirements for environmentally, socially or legally responsible practices, including human rights and materials sourcing. If we do not maintain the favorable perception of our brands, our results could be negatively impacted.
For a more detailed discussion of risks related to our Shared Use Trademarks, see “—Risks Related to Our Intellectual Property and Technology—Certain of our rights to intellectual property used in our business are limited to those of a licensee under the Intellectual Property Agreements.”
Business disruptions have had and could in the future have an adverse effect on our business, financial condition and results of operations. We manufacture products in the United States, Canada and Mexico, and we source products and materials globally. We have a complex network of suppliers, manufacturing locations, including contract manufacturer locations, warehousing and distribution networks and information systems that support our ability to provide our products to our customers consistently. Factors that are hard to predict or beyond our control, such as product or raw material scarcity, material disruptions at one of our facilities or involving any of our equipment within such facilities, the availability of replacement parts for the equipment we rely on for production, workforce disruptions, weather (including any potential effects of climate change), natural disasters, water availability and regulation, fires or explosions, terrorism, political unrest, government restrictions, mandates or shutdowns, tariffs and other trade restrictions, cybersecurity breaches, global health events (such as the COVID-19 pandemic), disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, or strikes, could damage or disrupt our operations or our suppliers’, their suppliers’ or our contract manufacturers’ operations. For instance, our fiscal year 2021 results were negatively impacted by the strike of approximately 1,400 union employees across our U.S. plants, which began in early October and ended in late December of 2021. Additionally, we were adversely impacted by a fire at one of our U.S. plants with operational and financial impacts extending beyond the end of 2021. Both the fire and the strike severely disrupted our supply and product availability in the second half of 2021 and into the first quarter of 2022 and, as a result of the strike, we had to suspend a number of capital projects, all of which had an adverse impact on our business, financial condition and results of operations.
If we do not effectively prepare for and respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, technology, equipment, production or supply systems, we may be late in delivering or unable to deliver products to our customers. If that occurs, we may lose our customers’ confidence, and long-term consumer demand for our products could decline. In addition, insurance policies that may provide coverage with regard to such events may not cover any or all of the resulting financial losses. These events could adversely affect our business, financial condition and results of operations.
In addition, we may be unable to meet the demand for our products during certain business disruptions. For instance, we experienced increased demand for many of our products during the COVID-19 pandemic and were, at times, unable to fill all customer orders. Short term or sustained increases in consumer demand at our retail customers may exceed our production capacity or otherwise strain our supply chain. We may face additional production disruptions in the future, which may place constraints on our ability to produce products in a timely manner or may increase our costs. Our failure to meet the demand for our products could adversely affect our business and results of operations.
Further, while we have not had any material interruptions or breaches of our systems due to cyberattacks or cyber incidents, we have experienced computer virus and malware activity and have been the target of various other forms of cyberattacks, including social engineering attacks, unauthorized access attempts, password theft, physical breaches and phishing-attacks. For a more detailed discussion of our cybersecurity risks, see "Risks Related to Our Intellectual Property and Technology- Technology failures, cyber-attacks, privacy breaches or data breaches could disrupt our operations or reputation and negatively impact our business.”
We may not achieve our growth targets, including revenue and profit growth targets and cash targets, and we may not realize the benefits we expect from revenue growth management. Our success depends upon our ability to drive our growth targets to increase revenue and profit. In order to achieve our targeted growth objectives, we utilize formal revenue growth management practices to help us realize price in a more effective way. This data-driven approach addresses price strategy, price-pack architecture, promotion strategy, mix management and trade strategies. Revenue growth management involves changes to the way we do business and may not always be accepted by our customers, consumers or third-party providers causing us not to realize the anticipated benefits. In addition, the complexity of execution requires a substantial amount of management and operational resources. These and related demands on our resources may divert the organization’s attention from other business issues and have adverse effects on existing business relationships with suppliers and customers. Any failure to execute revenue growth management in accordance with our plans, including as a result of our revenue growth management process, could adversely affect our business or financial condition.
We may not achieve our targeted cost savings and efficiencies from cost reduction initiatives. Our success depends in part on our ability to be an efficient producer in a highly competitive industry. We have invested and will continue to invest a significant amount in capital expenditures to improve our operational facilities. Ongoing operational issues are likely to occur when carrying out major production, procurement, manufacturing or logistical changes and these, as well as any failure by us to achieve our planned cost savings and efficiencies, could have a material adverse effect on our business and financial position and on the results of our operations and profitability. Disruptions and uncertainties related to adverse macroeconomic conditions, including rising inflation and economic slowdowns or recessions, for a sustained period of time could result in delays or modifications to our strategic plans and other initiatives and hinder our ability to achieve our growth targets and cost savings and productivity initiatives on the same timelines. For a more detailed discussion, see “—Risks Related to the Spin-Off—We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.”
When pursuing strategic acquisitions, alliances, divestitures or joint ventures or seeking organic growth opportunities, we may not be able to successfully consummate favorable transactions, integrate acquired businesses or achieve the anticipated benefits of organic growth investments. We believe attractive acquisition and organic growth opportunities may present themselves in complementary categories that will further enhance our scale and increase our presence at key retailers. Accordingly, from time to time, we may evaluate potential acquisitions, alliances, divestitures or joint ventures that would further our strategic objectives, or we may undertake efforts to grow organically through internal innovation across our product offerings. We may be unable to identify suitable strategic transactions in the future or may not be able to enter into such transactions at favorable prices or on terms that are favorable to us, or we may not be able to achieve the benefits anticipated from investments in our organic growth on the anticipated timeline or at all. In addition, our total leverage and the terms of our financing arrangements may limit our ability to obtain additional financing in the future to pursue and consummate acquisitions and other strategic transactions or invest in organic growth opportunities.

With respect to acquisitions, we may not be able to identify suitable targets, consummate a transaction on terms that are favorable to us, integrate the acquired business into our existing operations in a timely and cost-efficient manner, including implementation of enterprise-resource planning systems, or achieve expected returns, expected synergies and other benefits as a result of integration or other challenges, or may not achieve those objectives on a timely basis. Furthermore, we may be restricted from pursuing certain of these transactions under the terms of the Tax Matters Agreement (as defined below). For a more detailed discussion, see “—Risks Related to the Spin-Off—We have agreed or are subject to numerous restrictions to preserve the non-recognition treatment of the Spin-Off, which may reduce our strategic and operating flexibility.” Future acquisitions of foreign companies or new foreign ventures would subject us to local laws and regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, government price control, repatriation of profits and liabilities relating to the U.S. Foreign Corrupt Practices Act.
Our corporate development activities also may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and adverse effects on existing business relationships with suppliers and customers. Evaluating potential transactions requires additional expenditures (including legal, accounting and due diligence expenses, higher administrative costs to support any acquired entities and information technology, personnel and other integration expenses) and may divert the attention of our management from ordinary operating matters. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and amortization expenses related to certain intangible assets and increased operating expenses, which could adversely affect our results of operations and financial condition.
The successful integration of acquisitions and other strategic transactions, including through organic growth, depends upon our ability to manage the operations and personnel of the acquired businesses. Integrating operations is complex and requires significant efforts and expenses on the part of both us and the acquired businesses. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:
•employees may voluntarily or involuntarily separate employment from us or the acquired businesses because of the acquisitions;
•our management may have its attention diverted from core business activities while trying to integrate the acquired businesses;
•we may encounter obstacles when incorporating the acquired businesses into our operations and management, including integrating or separating personnel, financial systems, operating procedures, regulatory compliance programs, technology, networks and other assets in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•differences in business backgrounds, corporate cultures and management philosophies;
•integration may be more costly, time-consuming or complex or less effective than anticipated;
•inability to maintain uniform standards, controls and procedures; and
•we may discover previously undetected operational or other issues, such as fraud.
Any of these factors could adversely affect our and the acquired businesses’ ability to maintain relationships with customers, suppliers, employees and other constituencies. In addition, the success of these acquired businesses will depend, in part, upon our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our existing businesses. Even if we are successful in integrating acquired businesses, we cannot assure you that these integrations will result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or that these benefits will be realized within the expected time frames. In addition, acquired businesses may have unanticipated liabilities or contingencies.

In the future, we also expect to seek organic growth opportunities. The availability and success of such organic growth opportunities depends upon a number of factors, including our ability to innovate and develop new product offerings, expand into adjacencies and respond timely to changing consumer demands and preferences. Additionally, if we fail to evaluate and execute new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs. Continued organic growth, if achieved, may place a strain on our operational infrastructure, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Operations
Material disruptions at one of our facilities could have a material adverse effect on our business, operating results and financial condition. A material disruption at our corporate headquarters or one of our manufacturing facilities, or involving any of our equipment within such facilities, could prevent us from meeting customer demand, reduce our sales and increase our costs, which could have a material adverse effect on our business, financial condition and results of operations. Our manufacturing facilities, and our equipment within such facilities, have and may in the future cease operations unexpectedly due to a number of events, including:
•an equipment failure or damage to any of our equipment;
•the inability to find replacement parts for any of our equipment;
•food safety disruptions;
•unscheduled maintenance outages;
•fires, floods, earthquakes, hurricanes or other catastrophes;
•the effect of a drought or reduced rainfall on its water supply;
•the effect of severe weather conditions on equipment and facilities;
•disruption in the supply of raw materials or other manufacturing inputs;
•information system disruptions or failures due to any number of causes, including cyber-attacks;
•changing laws and regulations applicable to our business;
•prolonged power failures;
•the release of pollutants or hazardous substances;
•damage or disruptions caused by third parties operating on or adjacent to one of our manufacturing facilities;
•disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•a widespread outbreak of an illness or any other communicable disease or any other public health crisis;
•failure of our third-party service providers to satisfactorily fulfill their commitments and responsibilities in a timely manner and in accordance with agreed upon terms;
•labor difficulties and disruptions; and
•other operational problems.
In addition, capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in applicable laws and regulations may be substantial. We cannot guarantee that the key pieces of equipment in our various manufacturing facilities will not need to be repaired or replaced or that we will not incur significant additional costs associated with regulatory compliance. If we are unable to repair key pieces of equipment that are utilized in connection with producing our products, we may need to turn to new technology. We cannot assure you that such new technology will not impact the quality or taste of our products. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our business, financial condition and results of operations. If for any reason we are unable to provide for our operating needs, capital expenditures, and other cash requirements on economically favorable terms, we could experience a material adverse effect on our business, financial condition and results of operations.
We may not be able to attract, develop and retain the skilled people we need to support our business. We depend on the skills and continued service of key personnel, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, recruit, hire, train and retain qualified individuals, including, for example, individuals with e-commerce, digital marketing and data analytics capabilities and skilled labor in our manufacturing facilities. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, recruit, train, develop and retain other talented personnel. In addition, we may experience higher than expected employee turnover and difficulty attracting new employees as a result of uncertainty from organizational and operational changes related to the Spin-Off. Similarly, as a result of the Spin-Off, we became a smaller company than Kellanova, and we have a smaller employee base to assist in the day-to-day operation of our business. Any such loss, failure or negative perception with respect to these individuals may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring and integrating qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who terminate their employment, or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results. Additionally, changes in regional preferences and immigration laws and policies could also make it more difficult for us to recruit or relocate skilled employees.
A shortage in the labor pool, failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations could increase labor cost, which could have a material adverse effect on our operating results or financial condition. Our labor costs include the cost of providing benefits for employees. We sponsor a number of benefit plans for employees in the United States, Canada, and Mexico, including pension, retiree health and welfare, medical care, severance and other post-employment benefits. Our major pension plans and U.S. collectively bargained retiree health and welfare plans are funded with trust assets invested in a diversified portfolio of securities. The annual cost of benefits can vary significantly from year to year and is materially affected by such factors as changes in the assumed or actual rate of return on major plan assets, a change in the weighted-average discount rate used to measure obligations, the rate or trend of health care cost inflation, and the outcome of collectively bargained wage and benefit agreements. Many of our employees are covered by collectively bargained agreements and other employees may seek to be covered by collectively bargained agreements. Strikes or work stoppages and interruptions have occurred and could occur in the future, which could adversely impact our operating results. The terms and conditions of such agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency. Furthermore, we rely on access to competitive, local labor supply, including skilled and unskilled positions, to operate our business consistently and reliably. We may encounter difficulty recruiting sufficient numbers of personnel at acceptable wage and benefit levels due to the competitive labor market. Our inability to attract, develop and retain the personnel necessary for the efficient operation of our business could result in higher costs and decreased productivity and efficiency, which may have a material adverse effect on our performance.
Our post-retirement benefit-related costs and funding requirements could increase as a result of volatility in the financial markets, changes in interest rates and actuarial assumptions. Increases in the costs of post-retirement medical and pension benefits may continue and could negatively affect our business as a result of increased usage of medical benefits by retired employees and medical cost inflation, an increase in participants enrolled, the effect of potential declines in the stock and bond markets on the performance of our pension and post-retirement plan assets, potential reductions in the discount rate used to determine the present value of our benefit obligations, and changes to our investment strategy that may impact our expected return on pension and post-retirement plan assets assumptions. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Our accounting policy for defined benefit plans may subject earnings to volatility due to the recognition of actuarial gains and losses, particularly those due to the change in the fair value of pension and post-retirement plan assets and interest rates. In addition, funding requirements for our plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns, and the impact of legislative or regulatory changes related to pension and post-retirement funding obligations.

Our inability to obtain sufficient capital would constrain our ability to grow our business and to increase our revenues. Our business is capital intensive, including our anticipated supply chain investments, and we have used and may continue to employ leverage to finance our operations. Accordingly, our ability to successfully execute our business strategy, including through organic growth, and maintain our operations depends on the availability and cost of debt and equity capital. Our indebtedness is not rated, and if it was rated we believe it would have a non-investment grade rating. Such rating would likely make it more difficult or more expensive for us to obtain additional debt financing, if we determine such financing is necessary, to support expected growth of our business, or if we decide to pursue strategic transactions or organic growth opportunities. We can give no assurance that the capital we need will be available to us on favorable terms, or at all. Our inability to obtain sufficient capital, or to renew or expand our existing debt instruments, could result in increased funding costs and would limit our ability to, among other things:
•meet the terms and maturities of our existing and future debt instruments;
•purchase new assets or refinance existing assets;
•fund our working capital needs and maintain adequate liquidity;
•finance other growth initiatives; and
•pursue strategic transactions.
An impairment of the carrying value of goodwill or other acquired intangibles could negatively affect our operating results and net worth. The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names, and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized but must be evaluated by management at least annually for impairment. If carrying value exceeds current fair value, the intangible is considered impaired and is reduced to fair value via a charge to earnings. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) higher commodity prices; (iii) lower prices for our products or increased marketing as a result of increased competition; and (iv) significant disruptions to our operations as a result of both internal and external events. Should the value of one or more of the acquired intangibles become impaired, our financial condition and results of operations may be materially adversely affected. Any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results or macroeconomic conditions could result in future impairment.
As of December 30, 2023, the carrying value of intangible assets totaled approximately $110 million, of which $53 million was goodwill and $57 million represented trademarks and trade names, compared to total assets of $1.9 billion and total WK Kellogg Co equity of $300 million.
Risks Related to Our Industry
Our results may be materially and adversely impacted as a result of increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor. Agricultural commodities, including corn, wheat, rice, vegetable oils, sugar, cocoa, fruits and nuts are the principal raw materials used in our products. Carton board, corrugated, and flexible packaging are the principal packaging materials used by us. The cost of such commodities may fluctuate widely due to government policy, regulation, and/or shutdown, import and export requirements (including tariffs), global geopolitical conditions (including war, such as the wars in Ukraine and the Middle East), general economic conditions (including heightened inflation), sanctions, drought and other weather conditions (including the potential effects of climate change), a global health crisis (such as the COVID-19 pandemic), environmental or other sustainability regulation, or other unforeseen circumstances. Specifically, certain ingredients, packaging and other goods and services have been impacted by inflationary pressures, and although we are unable to predict the impact to our ability to source such materials and services in the future, we expect these supply pressures and market disruptions to continue throughout 2024. To the extent that any of the foregoing factors affect the prices of such commodities and we are unable to increase our prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of our operations could be materially and adversely affected. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Our hedged price could exceed the spot price on the date of purchase, resulting in an unfavorable impact on both gross margin and net earnings. Also, sustained price increases may lead to declines in volume as consumers may decide not to pay the higher prices or may forego some purchases altogether during an economic downturn, which could lead to sales declines and loss of market share. Food processing equipment at our facilities are regularly fueled by electricity, oil, natural gas or propane, which are obtained from local utilities or other local suppliers. Short-term stand-by propane and/or oil storage exists at several plants for use in case of interruption in natural gas supplies. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. The cost of fuel may fluctuate widely due to economic and political conditions, government policy, regulation and/or shutdown, war, or other unforeseen circumstances, which could have a material adverse effect on our operating results or financial condition.
Our results may be adversely affected by increases in transportation costs and reduced availability of or increases in the price of oil or other fuels. We rely on trucking and railroad operators to deliver incoming ingredients to our manufacturing locations and to deliver finished products to our customers. Shortages of truck drivers and railroad workers have contributed to increased freight costs, which has had a material and adverse effect on our business, financial condition and results of operations. Transportation costs are further increasing as a result of high levels of long-haul driver turnover and increased railroad traffic and service issues. Additionally, energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline.
We operate in the highly competitive food industry, including with respect to retail and shelf space. We face competition from other companies that have varying abilities to withstand changes in market conditions. The principal aspects of our business where we face competition include, but are not limited to, brand recognition, taste, nutritional value, price, promotion, innovation, shelf space, navigating the growing e-commerce marketplace, convenient ordering and delivery to the consumer and customer service. Most of our competitors have substantial financial, marketing, sales and other resources, and some of our competitors may spend more on advertising and promotional activities than we do. Additionally, some of our competitors sell products that we no longer offer post- Spin-Off, such as cereal bars. Further, our mutual non-competition obligations to Kellanova pursuant to the Separation and Distribution Agreement may impact our ability to expand into new product categories or markets during the non-competition period. Our competition with other companies in our market could cause us to reduce prices, increase capital, marketing or other expenditures, or lose category share, any of which could have a material adverse effect on our business and financial results. Our ability to compete also depends upon our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences, which is particularly important to us given our primary focus on producing and selling ready-to-eat cereal products. Due to our product concentration, any decline in consumer demand or change in preferences could have a material adverse effect on our business, financial condition or results of operations. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or are unable to introduce new and improved products to satisfy those preferences, our sales will decline. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences.
In some cases, our competitors may be able to respond to changing business and economic conditions or consumer preferences more quickly than us. Category share and growth could also be adversely impacted if we are not successful in introducing new products, anticipating changes in consumer preferences with respect to dietary trends or purchasing behaviors or in effectively assessing, changing and setting pricing.
In addition, we compete against branded products as well as private label products. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and private label products change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer private label products, which are typically sold at lower prices, then we could lose category share or sales volumes or shift our product mix to lower margin offerings, which could have a material effect on our business and financial position and on the results of our operations and profitability.
Further, our ability to compete may be limited by an inability to secure new retailers or maintain or add shelf and/or retail space for our products. There can be no assurance that retailers will provide sufficient, or any, shelf space, nor that online retailers will provide online access to, or adequate product visibility on, their platform. Unattractive placement or pricing may put our products at a disadvantage compared to those of our competitors. Even if we obtain shelf space or preferable shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from their shelves.
The changing retail environment and the growing presence of alternative retail channels could negatively impact our sales and profits. Our businesses are largely concentrated in the traditional retail grocery trade. Our largest customer,Wal-Mart Stores, Inc., accounted for approximately 26% of combined net sales during 2023, comprised principally of sales within the United States. No other customer accounted for more than 10% of combined net sales in 2023. During 2023, our top five customers, collectively, including Wal-Mart Stores, Inc., accounted for approximately 47% of our combined net sales. There can be no assurances that our largest customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. As the retail grocery trade continues to consolidate and retailers become larger, our large retail customers have sought, and may continue to seek in the future, to use their position to improve their profitability through improved efficiency, lower pricing, increased promotional programs funded by their suppliers and more favorable terms. Such consolidation can continue to adversely impact our smaller customers’ ability to compete effectively, resulting in an inability on their part to pay for our products or reduced or canceled orders of our products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own private label products. If we are unable to use our scale, marketing expertise, product innovation and leadership positions to respond, our profitability or volume growth could be negatively affected. As a result of the consolidated nature of the retail environment, which is also significant in Canada, the loss of any large customer or severe adverse impact on the business operations of any large customer for an extended length of time could negatively impact our sales and profits.
Additionally, alternative retail channels, such as e-commerce retailers (including as a result of the integration of traditional and digital operations at key retailers), subscription services, discount and dollar stores, direct-to-consumer brands, drug stores and club stores, have continued to grow. This trend away from traditional retail grocery, and towards such channels, is expected to continue in the future. If we are not successful in expanding sales in alternative retail channels, our business or financial results may be negatively impacted. In particular, substantial growth in e-commerce has encouraged the entry of new competitors and business models, intensifying competition by simplifying distribution and lowering barriers to entry. The expanding presence of e-commerce retailers has impacted, and may continue to impact, consumer preferences and market dynamics, which in turn may negatively affect our sales or profits. In addition, these alternative retail channels may create consumer price deflation, affecting our large retail and wholesale customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases. Also, if these alternative retail channels, such as e-commerce retailers, were to take significant share away from traditional retailers that could have a flow over effect on our business and our financial results could be negatively impacted.
Our financial results and demand for our products are dependent on the successful development of new products and processes. There are a number of trends in consumer preferences which may impact us and the industry as a whole. These include changing consumer dietary trends and the availability of substitute products. Our success is dependent on anticipating changes in consumer preferences and on successful new product and process development and product relaunches in response to such changes, which is particularly important to us given our primary focus on producing and selling ready-to-eat cereal products. Because of our product concentration, any decline in consumer demand or change in preferences could have a material adverse effect on our business, financial condition or results of operations. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced loyalty, reduced demand or price reductions for our brands and products. We aim to introduce products or new or improved production processes on a timely basis in order to counteract obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products and to the research, development and technology process functions of our business, we may not be successful in developing new products or our new products may not be commercially successful. In addition, if sales generated by new products cause a decline in sales of our existing products, our financial condition and results of operations could be materially adversely affected. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully identify, develop, manufacture, market and sell new or improved products in these changing markets, including through the expansion into complementary product categories.
Adverse changes in the global climate or extreme weather conditions could adversely affect our business or operations. Climate change could adversely affect the long-term health and viability of the ingredients used in our products. As set forth in the Intergovernmental Panel on Climate Change Fifth Assessment Report, there is continuing scientific evidence, as well as concern from members of the general public, that emissions of greenhouse gases and contributing human activities have caused and will continue to cause significant changes in global temperatures and weather patterns and increase the frequency or severity of weather events, wildfires and flooding. As the pressures from climate change and global population growth lead to increased demand, the food system and global supply chain is becoming increasingly vulnerable to acute shocks, leading to increased prices and volatility, especially in the energy and commodity markets. Adverse changes such as these could (i) unfavorably impact the cost or availability of raw or packaging materials, especially if such events have a negative impact on agricultural productivity or on the supply of water, (ii) disrupt production schedules and our ability, or the ability of our suppliers or contract manufacturers, to manufacture or distribute our products, (iii) reduce crop size or quality, (iv) disrupt the retail operations of our customers, or (v) unfavorably impact the demand for, or the consumer’s ability to purchase, our products.
There is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies and sustainability, including single use plastics. This new or increased focus may result in new or increased laws and regulations that could cause significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. Lastly, consumers and customers may put an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence and reporting. As a result, climate change as well as actions taken to mitigate climate change could negatively affect our business and operations.
Risks Related to Regulations and Litigation
We face risks related to tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes. We are subject to taxes in the United States and certain foreign jurisdictions where our subsidiaries are organized. Due to economic and political conditions (including shifts in the geopolitical landscape), tax rates in the United States and various foreign jurisdictions have been and may be subject to significant change. The future effective tax rate could be affected by changes in mix of earnings in countries with differing statutory tax rates, changes in valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation which includes the Tax Cuts and Jobs Act and contemplated changes in other countries of long-standing tax principles if finalized and adopted could have a material impact on our income tax expense and deferred tax balances. We are also subject to regular reviews, examinations and audits by the U.S. Internal Revenue Service (the "IRS") and other taxing authorities with respect to taxes inside and outside of the United States. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position. We also need to comply with new, evolving or revised tax laws and regulations. The enactment of or increases in tariffs, including value added tax, or other changes in the application of existing taxes, in markets in which we are currently active, or may be active in the future, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.
If our food products become adulterated, misbranded or mislabeled, we might need to recall those items and may experience product liability if consumers are injured or damaged as a result. Selling food products involves a number of legal, regulatory and other risks, including product contamination, food borne illnesses, spoilage, product tampering, allergens, or other adulteration, which could result in product liability claims. We may need to recall some of our products if they become adulterated or misbranded. We may also be liable if the consumption of any of our products causes injury, illness or death. A widespread product recall or market withdrawal could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. In addition, we could be the target of claims that our advertising is false or deceptive under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states.
Allegations of consumer fraud may result in fines, settlements and litigation expenses. A product recall, product liability or consumer fraud case involving our business or the businesses of Kellanova (from whom we license certain brands used in our business under certain Intellectual Property Agreements) could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of the brands used in our business.
Moreover, even if a product liability or consumer fraud claim is without merit, does not prevail or is not pursued, the negative publicity surrounding assertions against us or Kellanova and our or their products or processes could adversely affect our reputation or brands. We could also be adversely affected if consumers lose confidence in the safety and quality of certain food products or ingredients, or the food safety system generally. If another company recalls or experiences negative publicity related to cereal products, consumers might reduce their overall consumption of such products. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.
Evolving tax, advertising, environmental, licensing, labeling, trade, food quality and safety or other regulations or failure to comply with existing regulations and laws could have a material adverse effect on our financial condition. Our activities and products, including our operation of our manufacturing facilities, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Food and Drug Administration, the FTC, the U.S. Departments of Agriculture, Commerce and Labor, as well as similar and other authorities outside of the United States, International Accords and Treaties and others, including voluntary regulation by other bodies. Legal and regulatory systems can change quickly. In addition, legal and regulatory systems in emerging and developing markets may be less developed, and less certain. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic, regulatory or social events. In addition, the enforcement of remedies in certain foreign jurisdictions may be less certain, resulting in varying abilities to enforce intellectual property and contractual rights.
The manufacturing, marketing and distribution of food products are subject to governmental regulations that impose additional regulatory requirements. Those regulations control such matters as food quality and safety (including the condition and operation of our manufacturing facilities where food is processed), ingredients, advertising, product or production requirements, labeling, sustainability of packaging (including plastics), import or export of our products or ingredients, relations with distributors and retailers, health and safety, the environment, and restrictions on the use of government programs, such as Supplemental Nutritional Assistance Program and the Special Supplemental Nutrition Program for Women, Infants and Children, to purchase certain of our products.
The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive labeling and marketing under federal, state and foreign laws or regulations. For example, in 2009, Kellanova reached a consent agreement with the FTC to resolve an investigation relating to marketing and advertising claims regarding Frosted Mini-Wheats products and its effects on kids’ attentiveness. Although we are not a direct party to the consent agreement, certain of its terms apply to us as successor to the North American cereal business following the Spin-Off. The consent agreement requires, among other things, that we refrain from making misleading advertising statements regarding the Frosted Mini-Wheats products and its effects on children’s attentiveness, and refrain from representing in any manner that Frosted Mini-Wheats or any other morning food or snack food have benefits, improve performance or increase the efficacy of cognitive function, cognitive processes, or other cognitive health, among other things. We may be subject to future investigations and legal proceedings by the FTC or other regulators. It is possible that a regulatory inquiry might result in changes to our advertising methods, policies or business practices. Violation of existing or future regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and operating results. In addition, it is possible that future orders issued by, or enforcement actions initiated by, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business, including damage to our reputation and the value of the brands used in our business.
We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax, anti-corruption standards, advertising and claims, and environmental matters. The need to comply with new, evolving or revised tax, environmental, food quality and safety, labeling or other laws or regulations, or new, evolving or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations. Governmental and administrative bodies within the United States are considering a variety of trade and other regulatory reforms. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling, including front of pack labeling, and serving size regulations), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Even if regulatory review does not result in these types of determinations, it could potentially create negative publicity or perceptions, which could harm our business or reputation.
Modifications to international trade policy, including the ratification of the United States-Mexico-Canada Agreement, the trade agreement between the named parties entered into force on July 1, 2020, or the imposition of increased or new tariffs, quotas or trade barriers on key commodities with other countries could have a negative impact on us or the industries we serve, including as a result of related uncertainty, and could materially and adversely impact our business, financial condition, results of operations and cash flows. Higher duties on existing tariffs or additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that we are not able to offset.
Risks Related to Our Intellectual Property and Technology
Technology failures, cyber-attacks, privacy breaches or data breaches could disrupt our operations or reputation and negatively impact our business. We increasingly rely on information technology systems and third-party service providers, including through the internet, to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs.
Information technology systems are also integral to the reporting of our results of operations. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, consumers and suppliers depends on information technology. Our information technology systems, and the systems of the parties we communicate and collaborate with, may be vulnerable to a variety of interruptions, as a result of many of our employees working remotely, updating our enterprise platform or due to events beyond our or their control, including, but not limited to, network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyber-attacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, global health events (such as the COVID-19 pandemic), failures or impairments of telecommunications networks, or other catastrophic events.
Moreover, our computer systems have been, and will likely continue to be, subjected to computer viruses, malware, malicious codes, social engineering attacks, unauthorized access attempts, password theft, physical breaches, employee or inside error, malfeasance and cyber- or phishing-attacks. Cyber threats are constantly evolving, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. We may also face increased risk of state-sponsored or geopolitical-related cybersecurity incidents due to geopolitical tensions or incidents, such as the Russian invasion of Ukraine. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm. We intend to clone and replicate an existing integrated enterprise resource planning ("ERP") system before the conclusion of the Transition Services Agreement. We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to design and implement effective internal control over financial reporting could be delayed. We may be more susceptible to cyber-attacks while we work to implement such enterprise resource planning system. To date, we have not experienced a material breach of cybersecurity. As a standalone company, we will implement physical, administrative and technical controls and take other preventive actions, such as the maintenance of an information security program that will include updating our technology and security policies, insurance, employee training, and monitoring and routinely testing our information technology systems to reduce the risk of cyber incidents and protect our information technology; however, these measures may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.
We offer promotions, rebates and other programs through which it may receive personal information, and it or its vendors could experience cyber-attacks, privacy breaches, data breaches or other incidents that result in unauthorized disclosure of consumer, customer, employee or other Company information. We must also successfully integrate the technology systems of acquired companies into our existing and future technology systems. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal information in the United States and other jurisdictions, including Canada, regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal information.
There is significant uncertainty with respect to compliance with such privacy and data protection laws and regulations, including with respect to the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020 (which imposes additional obligations on companies regarding the handling of personal information and provides certain individual privacy rights to persons whose information is collected), because they are continuously evolving and developing and may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. In addition, regulations to implement portions of the CCPA have not been finalized and could significantly impact CCPA compliance measures. For example, the California Privacy Rights Act (the “CPRA”), which was approved by California voters as a ballot initiative in November 2020, modified the CCPA significantly and the resulting new regulations became effective on January 1, 2023. Several other states and foreign jurisdictions have introduced or passed similar legislation to the CCPA and CPRA, which may impose varying standards and requirements on our data collection, use and processing activities. Our efforts to comply with privacy and data protection laws in the United States, including the CCPA and CPRA, and other foreign jurisdictions may impose significant costs and challenges that are likely to increase over time.
If we suffer a loss as a result of a breach or other breakdown in its technology, including such cyber-attacks, privacy breaches, data breaches, issues with or errors in system maintenance or security, migration of applications to the cloud, power outages, hardware or software failures, denial of service, telecommunication or other incident involving one of our vendors, that result in unauthorized disclosure or significant unavailability of business, financial, personal or stakeholder information, we may suffer reputational, competitive and/or business harm and may be exposed to legal liability and government investigations, which may adversely affect our results of operations and/or financial condition.
The misuse, leakage or falsification of information could result in violations of data privacy laws and we may become subject to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems. In addition, if our suppliers or customers experience such a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders, which would adversely affect our business and results of operations. We have also outsourced several information technology support services and administrative functions to third-party service providers, including cloud-based service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. In addition, we rely on Kellanova to perform numerous information technology services, including information systems security, under the terms of the Transition Services Agreement. If these service providers and Kellanova do not perform effectively due to breach or system failure, we may not be able to achieve the expected benefits and our business may be disrupted.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands. Our intellectual property rights are a significant and valuable aspect of our business and include trademarks, patents, trade secrets, and copyrights to be owned or licensed under certain licensing agreements. Our failure to obtain or adequately protect our intellectual property rights may diminish our competitiveness and could materially harm our business. Similarly, changes in applicable laws or other changes that serve to lessen or remove the current legal protections of our intellectual property may also diminish our competitiveness and could materially harm our business. We may be unaware of intellectual property rights of others that may cover some of our technology, brands or products or operations. In addition, if, in the course of developing new products or improving the quality of existing products, we are found to have infringed the intellectual property rights of others (including any intellectual property licensed from Kellanova under the Intellectual Property Agreements), directly or indirectly, such finding could have an adverse impact on our business, financial condition or results of operations and may limit our ability to introduce new products or improve the quality of existing products. Any litigation regarding intellectual property rights could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Third party claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against the development and sale of certain products.
Certain of our rights to intellectual property used in our business are limited to those of a licensee under the Intellectual Property Agreements. In connection with the Spin-Off, we entered into Intellectual Property Agreements with Kellanova that provide for ownership, use and selling rights to facilitate both Kellanova’s and our ongoing use of certain intellectual property rights. The Intellectual Property Agreements contain limitations on how we are able to leverage the brands and other non-brand related intellectual property that are used in connection with our business.
The Intellectual Property Agreements provide for ownership, use and selling rights with respect to certain trademarks and other non-brand related intellectual property currently owned by Kellanova. Since we do not own all brands and other intellectual property used in our business, our success depends, in part, on (i) the maintenance of our ongoing relationship with Kellanova, (ii) our performance of our obligations under such agreements, and (iii) Kellanova’s performance of its obligations under such agreements, including Kellanova’s maintenance of the quality of products and services it sells under trademarks we use co-extensively with Kellanova (such trademarks, “Shared Use Trademarks”), and Kellanova’s adequate maintenance of any Shared Use Trademarks and other intellectual property that we license from Kellanova. Improper maintenance of the quality of products or services that Kellanova sells under any Shared Use Trademarks or general inadequate maintenance of any Shared Use Trademarks or other intellectual property of Kellanova could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of the brands used in our business.
If we (i) fail to comply with our obligations under any of the Intellectual Property Agreements, (ii) use the licensed intellectual property in an unauthorized manner, (iii) are subject to bankruptcy-related proceedings or (iv) otherwise materially breach any of these agreements, the terms of the license granted from Kellanova to us may be materially modified. Generally, the loss or termination of our rights under the Intellectual Property Agreements, or any other licenses we may acquire in the future, may materially and adversely affect our profitability and our revenues could decrease.
Risks Related to the Spin-Off

If the Contribution and the Distribution were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax liability. In connection with the Distribution, Kellanova received a private letter ruling from the IRS and an opinion of tax counsel (the “Tax Opinion”), each to the effect that, subject to the accuracy of and compliance with certain representations, assumptions and covenants and the adherence by Kellanova and us to certain restrictions on our future actions contained in the Tax Matters Agreement, the Contribution and the Distribution will qualify for non-recognition of gain or loss to Kellanova and Kellanova’s share owners pursuant to Sections 368 and 355 of the Internal Revenue Code of 1986, as amended (the “Code”), except to the extent of cash received in lieu of fractional shares.
Notwithstanding the receipt of the private letter ruling and the Tax Opinion, the IRS could determine that the Contribution and the Distribution should be treated as one or more taxable transactions if it determines that any of the representations, assumptions or covenants on which the private letter ruling is based are untrue or have been violated. Furthermore, as part of the IRS’s policy, the IRS will not determine whether the Contribution and the Distribution satisfies certain conditions that are necessary to qualify for non-recognition treatment. Rather, the private letter ruling is based on representations by Kellanova and us that these conditions have been satisfied. The Tax Opinion addressed the satisfaction of these conditions.
The Tax Opinion is not binding on the IRS or the courts, and there is no assurance that the IRS or a court will not take a contrary position. In addition, the Tax Opinion relied on certain representations and covenants to be delivered by Kellanova and us.
If the IRS ultimately determines that the Contribution and the Distribution are taxable, the Distribution could be treated as a taxable dividend or capital gain to share owners for U.S. federal income tax purposes, and share owners could incur significant U.S. federal income tax liabilities. In addition, if the IRS ultimately determines that the Contribution and the Distribution are taxable, Kellanova could incur significant U.S. federal income tax liabilities, and we could have an indemnification obligation to Kellanova under the Tax Matters Agreement (as defined below). For a more detailed discussion, see "—Risks Related to the Spin-Off—We could have an indemnification obligation to Kellanova if the transactions we have undertaken in connection with the Spin-Off do not qualify for non-recognition treatment, which could materially adversely affect our financial condition."
If the Canadian aspects of the Internal Reorganization were to fail to qualify for tax-deferred treatment for Canadian federal and provincial income tax purposes, then Kellanova’s and/or our Canadian subsidiaries could be subject to significant tax liability. The Internal Reorganization included steps to separate the assets and liabilities in Canada held in connection with the Kellanova business from the assets and liabilities in Canada held in connection with our business.
Kellanova’s Canadian subsidiary received an advance income tax ruling from the Canada Revenue Agency (“CRA”), to the effect that, subject to the accuracy of and compliance with certain representations, assumptions and covenants and based on the current provisions of the Canadian Tax Act, the Internal Reorganization will be treated for purposes of the Canadian Tax Act as resulting in a “butterfly” reorganization transaction with no material Canadian federal income tax payable by Kellanova’s Canadian subsidiary, our Canadian subsidiary or their respective share owners.

Notwithstanding the receipt of the advance income tax ruling, the CRA could determine that the Internal Reorganization should be treated as a taxable transaction if it determines that any of the representations, assumptions or covenants on which the advance income tax ruling is based are untrue or have been violated. If the CRA ultimately determines that the Internal Reorganization is taxable, our Canadian subsidiary could incur significant Canadian federal and provincial income tax liabilities and we could be responsible for indemnifying Kellanova for any Canadian federal and provincial income tax liabilities that its Canadian subsidiary may incur. For a more detailed discussion, see “—Risks Related to the Spin-Off—" We could have an indemnification obligation to Kellanova if the transactions we have undertaken in connection with the Spin-Off do not qualify for non-recognition treatment, which could materially adversely affect our financial condition.
We could have an indemnification obligation to Kellanova if the transactions we have undertaken in connection with the Spin-Off do not qualify for non-recognition treatment, which could materially adversely affect our financial condition. Generally, taxes resulting from the failure of the Spin-Off to qualify for non-recognition treatment for U.S. federal income tax purposes would be imposed on Kellanova or Kellanova’s share owners and, under the Tax Matters Agreement, Kellanova will generally be obligated to indemnify us against such taxes. However, under the Tax Matters Agreement (as defined below), we could be required, under certain circumstances, to indemnify Kellanova and its affiliates against all tax-related liabilities caused by those failures, to the extent those liabilities result from an action we or our affiliates take or from any breach of our or our affiliates’ representations, covenants or obligations under the Tax Matters Agreement or any other agreement we entered into in connection with the Spin-Off. Events triggering an indemnification obligation under the Tax Matters Agreement include events occurring after the Distribution that cause Kellanova to recognize a gain under Section 355(e) of the Code.
Generally, taxes resulting from the failure of the Canadian steps of the Internal Reorganization to qualify for tax-deferred treatment for Canadian federal and provincial income tax purposes could be imposed on Kellanova’s Canadian subsidiary, our Canadian subsidiary or both. The Tax Matters Agreement provides for an allocation of the responsibility for these liabilities.
We have agreed or are subject to numerous restrictions to preserve the non-recognition treatment of the Spin-Off, which may reduce our strategic and operating flexibility. The U.S. federal income tax laws that apply to spin-offs generally create a presumption that the Distribution would be taxable to Kellanova (but not to Kellanova share owners) if we engage in, or enter into an agreement to engage in, a transaction that would result in a 50% or greater change by vote or by value in our stock ownership during the four-year period beginning on the date that begins two years before October 2, 2023 (the "Distribution Date"), unless it is established that the transaction is not pursuant to a plan or series or transactions related to the Distribution. U.S. Treasury regulations currently in effect generally provide that whether an acquisition transaction and a distribution are part of a plan is determined based on all of the facts and circumstances, including specific factors listed in the U.S. Treasury regulations. In addition, these U.S. Treasury regulations provide several “safe harbors” for acquisition transactions that are not considered to be part of a plan that includes a distribution.
There are other restrictions imposed on us under current U.S. federal income tax laws with which we will need to comply in order for the Spin-Off to qualify as a transaction that is tax-free under Sections 355 and 368(a)(1)(D) of the Code. For example, we are generally required to continue to own and manage our business, and there are limitations on issuances, redemptions and sales of our stock for cash or other property, except in connection with certain stock-for-stock acquisitions and other permitted transactions. If these restrictions are not followed, the Distribution could be taxable to Kellanova and its share owners.
In connection with the Spin-Off, we entered into a Tax Matters Agreement with Kellanova under which we allocate, between Kellanova and ourselves, responsibility for U.S. federal, state and local and non-U.S. income and other taxes relating to taxable periods before and after the Spin-Off and provide for computing and apportioning tax liabilities and tax benefits between the parties (the "Tax Matters Agreement"). In the Tax Matters Agreement, we agree that, among other things, we may not take, or fail to take, any action following the Distribution if such action, or failure to act: would be inconsistent with or prohibit the Spin-Off and certain restructuring transactions related to the Spin-Off from qualifying as a tax-free transaction under Sections 355 and 368(a)(1)(D) and related provisions of the Code to Kellanova and its share owners (except with respect to the receipt of cash in lieu of fractional shares of our stock); or would be inconsistent with, or cause to be untrue, any representation, statement, information or covenant made in connection with the IRS ruling, the Tax Opinion or the Tax Matters Agreement relating to the qualification of the Spin-Off as a tax-free transaction under Sections 355 and Section 368(a)(1)(D) and related provisions of the Code. We agreed to indemnify Kellanova for certain tax liabilities resulting from any such action.

In addition, we have agreed that we may not, among other things, during the two-year period following the Spin-Off, except under certain specified circumstances (including certain open market repurchases of our stock to the extent permitted under the Tax Matters Agreement), issue, sell or redeem our stock or other securities (or those of certain of our subsidiaries); liquidate, merge or consolidate with another person; sell or dispose of assets outside the ordinary course of business or materially change the manner of operating our business; or enter into any agreement, understanding or arrangement, or engage in any substantial negotiations with respect to any transaction or series of transactions which would cause us to undergo a 35% or greater change in our stock ownership by value or voting power. These restrictions could limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities (as described above), raise capital by selling assets or enter into business combination transactions. We have also agreed to indemnify Kellanova for certain tax liabilities resulting from any such transactions. Further, as it relates to Section 355(e) and/or other requirements for a tax-free distribution under the Code, our share owners may consider these covenants and indemnity obligations unfavorable as they might discourage, delay or prevent a change of control.
We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off. We believe that, as an independent, publicly traded company, we will be able to, among other matters, better focus our financial and operational resources on our specific business, growth profile and strategic priorities, design and implement corporate strategies and policies targeted to our operational focus and strategic priorities, streamline our processes and infrastructure to focus on our core strengths and implement and maintain a capital structure designed to meet our specific needs and more effectively respond to industry dynamics. However, we may be unable to achieve some or all of these benefits. For example, we are undertaking a series of strategic, structural and process realignment and restructuring actions within our operations, including cost-reduction initiatives. These actions may not provide the cost benefits we currently expect, and could lead to disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our businesses, weakening of our internal standards, controls or procedures and impairment of our key customer and supplier relationships. In addition, activities that will be required of us as a stand-alone public company will continue to require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our businesses. Further, our business is less diversified than Kellanova’s business, and as a result, our business has also experienced a loss of scale and access to certain financial, managerial and professional resources with some customers from which our business has benefited in the past. We may also experience reduced access to capital and strategic flexibility because, for instance, we are no longer able to use cash flow from Kellanova to fund investments and our business operations. Additionally, we may be more susceptible to market fluctuations and other adverse events than our business would have been were we still a part of Kellanova. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be materially and adversely affected.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company. Prior to the Spin-Off, Kellanova supported our business and provided various corporate functions. Kellanova has no obligation to provide us with assistance other than the transition and certain other services pursuant to the Transition Services Agreement, the Supply Agreement and the Management Services Agreement (each as defined below). These services may not include every service our business has received from Kellanova in the past, and Kellanova is only obligated to provide the transition services for limited periods following the Distribution Date. Accordingly, when the Transition Services Agreement, the Supply Agreement and the Management Services Agreement expire, we will need to provide internally or obtain from unaffiliated third parties the services we currently receive from Kellanova. The services under these agreements currently include information technology, procurement, distribution, logistics and order to delivery, research and development, accounting, finance, compliance and administrative activities, the effective and appropriate performance of which is critical to our operations. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from Kellanova. In particular, Kellanova’s information technology networks and systems are complex, and duplicating these networks and systems will be challenging. We may face information technology disruptions as certain data, software, information technology hardware and other information technology assets and systems are transitioned or re-allocated between us and Kellanova, or as we implement new systems or upgrades in connection with such transition. In addition, the efforts related to the separation of the information technology environment will require significant resources that could impact our ability to keep pace with ongoing advancement of information technology needs of the business.
Our ability to effectively manage and operate our business depends significantly on information technology systems, and any failure, disruption, interruption, malfunction or other issue with respect to such systems could have a material adverse effect on our business and results of operations. Because our business previously operated as part of the wider Kellanova organization, we may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or we may incur additional costs that could adversely affect our business. Kellanova may not successfully perform its obligations during the transition period or we may have to expend significant efforts or costs materially in excess of those estimated under the Transition Services Agreement. If we fail to obtain the quality of administrative services necessary to operate effectively or incur greater costs in obtaining these services, our profitability, financial condition and results of operations may be materially and adversely affected. Further, one-time costs relating to the separation may be material and may adversely affect our profitability. Performing our obligations under the Transition Services Agreement may require significant time and resources and may divert management’s attention from our business operations. Kellanova may not successfully perform its obligations during the transition period, or we may have to expend significant efforts or costs materially in excess of those estimated under the Transition Services Agreement. Any interruption in these services could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We intend to clone and replicate a fully integrated enterprise resource planning system before the conclusion of the Transition Services Agreement. This implementation could result in a major disruption to our business controls and procedures, and any disruption could have a negative effect on our business, operating results, financial condition and ability to timely and accurately report our financial results. In addition, implementing a enterprise resource planning system may require significant resources and refinement to fully realize the expected benefits of the system.
In addition, we entered into a Supply Agreement, pursuant to which Kellanova manufactures and supplies to us certain products of our business currently manufactured at Kellanova facilities that were not transferred to us in connection with the Spin-Off (the "Supply Agreement"), and a Management Services Agreement, pursuant to which Kellanova granted us the right to use its pilot plant located in Battle Creek, Michigan, to conduct research and development and product trials (the "Management Services Agreement"). If Kellanova does not successfully perform its obligations under these agreements, we may face production disruptions or be unable to innovate effectively, or we may not be able to procure substitute products from another manufacturer in a timely manner or at all, any of which could have a material adverse effect on our business.
Our historical financial statements are not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of future results. We derived the historical financial statements included in this Annual Report for all periods prior to the Spin-Off from Kellanova’s combined financial statements and this information does not necessarily reflect the results of operations, financial position and cash flows we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:
•Prior to the Spin-Off, we operated as part of Kellanova’s broader corporate organization, rather than as an independent company. Kellanova performed various corporate functions for us, including information technology, research and development, finance, legal, internal audit, insurance, compliance and human resources activities. Our historical financial statements reflect allocations of corporate expenses from Kellanova for these and similar functions. These allocations may not reflect the costs we will incur to perform similar services in the future as an independent company.
•We have entered into transactions with Kellanova that did not exist prior to the Spin-Off.
•Prior to the Spin-Off, our working capital requirements and capital expenditures historically were satisfied as part of Kellanova’s corporate-wide cash management and centralized funding programs, and our cost of debt and other capital may significantly differ from that which is reflected in our historical financial statements.
•Our historical financial statements do not reflect changes that we expect to experience in the future as a result of the Spin-Off, including changes in our cost structure, personnel needs, tax structure, financing and business operations. As part of Kellanova, our business enjoyed certain benefits from Kellanova’s operating diversity, size, purchasing power and available capital for investments, and we have lost some, and may lose more or all of these benefits after the Spin-Off.
•As an independent and smaller entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, on terms as favorable to us as those Kellanova obtained for our business prior to the Spin-Off. In addition, our cost of debt and other capital may significantly differ from that which is reflected in our historical financial statements.

•We are solely responsible for the additional costs associated with being an independent, publicly traded company, including costs related to corporate governance, investor and public relations and public reporting. Therefore, our historical financial statements may not be indicative of our future performance as an independent company. While our business was profitable as part of Kellanova, we cannot assure you that our profits will continue at a similar level as a stand-alone company. For additional information about our past financial performance and the basis of presentation of our financial statements, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, in this Annual Report.

While we do not believe that Kellanova has any plan or intention to engage in, or own and operate, a business that competes with our business, Kellanova has a significant understanding of our business and, notwithstanding the non-competition agreement we entered into with Kellanova, there may be opportunities for Kellanova to compete against us. Many of Kellanova’s officers, directors and employees have participated in the development and execution of our business strategy and the management of our day-to-day operations. Kellanova has significant knowledge of our products, operations, strengths, weaknesses and strategies, and is a licensor of trademarks and other intellectual property rights used in our business. Based on Kellanova’s knowledge of our business strategy and the management of our day-to-day operations, and its cereal-based products and snacks sold outside of the United States, Canada and the Caribbean, some of which may compete against our products. Although in connection with the Intellectual Property Agreements, Kellanova generally does not have rights to use trademarks used in our business or other existing intellectual property used in our business (such as processing know-how and formulations) to sell cereal in the United States, Canada and the Caribbean, it will not be restricted, beyond a brief and limited mutual non-competition period, from developing new brands, new products using new technology and formulations in the same product categories as our business and marketing such products under trademarks other than the trademarks of our business in the United States, Canada and the Caribbean. Because of Kellanova’s competitive insight into our operations, and the cereal category in general, competition from Kellanova may materially and adversely affect our future product sales, financial condition and results of operations.

Certain of our directors and officers may have actual or potential conflicts of interest because of their Kellanova equity ownership or their former Kellanova positions. Certain of our executive officers and directors have been Kellanova officers, directors or employees and thus have professional relationships with Kellanova’s executive officers, directors or employees. In addition, because of their former Kellanova positions, certain of our directors and executive officers may own Kellanova common stock or options to acquire shares of Kellanova common stock, and their individual holdings may be significant for some of these individuals compared to their total assets and net worth. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Kellanova and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Kellanova and us regarding the terms of the agreements entered into connection with the Spin-Off, the enforcement of our rights under those agreements, and the ongoing relationship between the companies.
Risks Related to Our Common Stock

A large number of our shares are eligible for future sale, which may cause the market price of our common stock to decline. As of December 30, 2023, we had outstanding an aggregate of 85,812,883 shares of our common stock. All of those shares (other than those held by our “affiliates”) are freely tradable without restriction or registration under the Securities Act of 1933, as amended (the “Securities Act”). Shares held by our affiliates, which include our directors and executive officers, can be sold subject to volume, manner of sale and notice provisions of Rule 144 under the Securities Act. Our directors and executive officers, who may be considered “affiliates” for purposes of Rule 144 under the Securities Act, beneficially own approximately 734,976 shares of our common stock as of December 30, 2023. We are unable to predict whether large amounts of our common stock will be sold in the open market following the Spin-Off. We are also unable to predict whether a sufficient number of buyers will be in the market at that time. In addition, other Kellanova share owners may sell the shares of our common stock they receive in the Spin-Off for various reasons. For example, such share owners may not believe our business profile or level of market capitalization as an independent company fits their investment objectives.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and certain provisions of Delaware law could delay or prevent a change in control of WK Kellogg Co. The existence of certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could discourage, delay or prevent a change in control of WK Kellogg Co that a share owner may consider favorable. We believe these provisions will protect our share owners from coercive or otherwise unfair takeover tactics by requiring potential acquirers to work with our Board and by providing our Board with the time to assess any acquisition proposal. These include provisions:
•providing the right to our Board to issue one or more classes or series of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without share owner approval;
•authorizing a large number of shares of stock that are not yet issued, which could be used to dilute the stock ownership of persons seeking to obtain control of us;
•permitting the Board to amend our amended and restated bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt;
•prohibiting share owners from taking action by written consent; and
•establishing advance notice and other requirements for nominations of candidates for election to our Board or for proposing matters that can be acted on by share owner at the annual share owner meetings.
These provisions are not intended to prevent or discourage takeovers. However, these provisions apply even if a takeover offer may be considered beneficial by some share owners and could delay or prevent an acquisition that our Board determines is not in our and our share owners’ best interests. These provisions could also have the effect of depriving share owners of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our business in a tender offer or similar transaction.
Our Board will be classified for the first two annual meetings of share owners following the Spin-Off. With our classified Board, at least two annual meetings of share owners will generally be required in order to effect a change in a majority of our directors. Our classified Board can discourage proxy contests for the election of directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our Board of Directors in a relatively short period of time.

Our amended and restated certificate of incorporation designates Delaware as the exclusive forum for certain litigation that may be initiated by our share owners, which could limit our share owners’ ability to obtain a preferred judicial forum for disputes with us and limit the market price of our common stock.
Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty by, or other wrongdoing by, any of our current or former directors, officers or share owners to us or our share owners, or a claim of aiding and abetting any such breach of fiduciary duty; (iii) any action asserting a claim against us or any of our directors, officers or share owners arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our amended and restated certificate of incorporation or amended and restated bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws; (v) any action asserting a claim against us or any of our directors, officers or share owners that is governed by the internal affairs doctrine; or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. These exclusive forum provisions apply to all covered actions, including any covered action in which the plaintiff chooses to assert a claim or claims under federal law in addition to a claim or claims under Delaware law. These exclusive forum provisions, however, do not apply to actions asserting claims under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, regardless of whether the Court of Chancery of the State of Delaware has jurisdiction over those claims. The forum selection clause in our amended and restated certificate of incorporation may limit our share owners’ ability to obtain a preferred judicial forum for disputes with us and limit the market price of our common stock. Our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, employees or agents.

The choice of forum provision may result in increased costs for investors to bring a claim. Further, the choice of forum provision may limit a share owner’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees, or share owners, which may discourage such lawsuits against us and our directors, officers, other employees, or share owners. However, there is uncertainty as to whether a court would enforce a choice of forum provision, and the enforceability of similar forum provisions in other companies’ organizational documents has been challenged in legal proceedings. If a court were to find the exclusive choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. Furthermore, investors cannot waive compliance with the federal securities laws and regulations thereunder.

Shareowners’ percentage ownership may be diluted in the future. Our share owners’ percentage ownership may be diluted because of future equity issuances for acquisitions or other strategic transactions, including equity-based compensation awards that we grant to our directors, officers, and employees under our long-term incentive plan.

Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our common share owners, one or more classes or series of preferred stock having such designations, powers, preferences and relative, participating, optional and other rights, and such qualifications, limitations or restrictions as the Board generally may determine. As a result, the terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or dividend, distribution or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Our common stock is and will be subordinate to all of our existing and future indebtedness and any preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries. Shares of our common stock are common equity interests in us and, as such, rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the preferred dividend and liquidation rights of future holders of one or more classes or series of preferred stock that the Board may designate and issue without any approval on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of any of that subsidiary’s creditors and preferred share owners.

We cannot assure share owners that the Board will declare dividends in the future. The declaration of, and amount paid for, any dividends to holders of our common stock will be at the discretion of the Board and will depend upon many factors, including our financial condition, earnings, cash flows, capital requirements of our business, restrictive and financial covenants set forth in the agreements governing our existing and future debt instruments, legal requirements, regulatory constraints, industry practice and any other factors the Board deems relevant in its discretion. We may incur expenses or liabilities or be subject to other circumstances in the future that reduce or eliminate the amount of cash that we have available for distribution as dividends, including as a result of the other risks described herein.
General Risk Factors

We face risks related to our indebtedness, and our leverage may materially and adversely affect our business, financial condition and results of operations. Prior to the Spin-Off, our business historically relied upon Kellanova for working capital requirements on a short-term basis and for other financial support functions. As a result of the Spin-Off, we are no longer able to rely on Kellanova’s earnings or assets to generate cash flow, and we are responsible for generating sufficient cash flow to service our debt obligations and maintaining sufficient levels of working capital. In connection with the Spin-Off, we entered into a Credit Agreement (the “Credit Agreement”), consisting of a $500 million term loan (the “Term Loan”), a $250 million delayed draw term loan and a $350 million equivalent multicurrency revolving credit facility (collectively, the “Credit Facility”). See Part II, Item 8, Financial Statements and Supplementary Data, included elsewhere in this Annual Report. Such indebtedness could have important consequences, including (i) impairing the ability to access global capital markets to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward or if a rating organization announces that our ratings are under review for a potential downgrade, (ii) restricting our flexibility in responding to changing market conditions or making us more vulnerable in the event of a general downturn in economic conditions or our business, (iii) requiring a substantial portion of the cash flow from operations to be dedicated to the payment of principal and interest on our debt, reducing the funds available to us for other purposes such as expansion through acquisitions, paying dividends, repurchasing shares, marketing and other spending and expansion of our product offerings and (iv) and causing us to be more leveraged than some of our competitors, which may place us at a competitive disadvantage. In addition, our indebtedness has a non-investment grade rating, which may likely make it more difficult or more expensive for us to obtain additional debt financing.

Our ability to make payments on and to refinance our existing indebtedness, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In particular, in a historically heightened interest rate environment and challenging macroeconomic environment characterized by volatile credit and debt capital markets, debt financing may be more expensive and may have higher transactional and servicing costs. The potential inability to obtain adequate funding from debt sources in the future as a result of high interest rates could force us to self-fund strategic initiatives or forego certain opportunities, which in turn could materially adversely affect our financial condition and results of operations. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing spending on marketing, retail trade incentives, advertising and new product innovation, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the food industry could be impaired. Future financing arrangements, including any potential credit facilities, may contain restrictions, covenants and events of default that, among other things, could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by restricting our ability to incur or guarantee additional indebtedness or requiring us to offer to repurchase such indebtedness in the event of a change of control or a change of control triggering event; pay dividends or make distributions; make investments or acquisitions; sell, transfer or otherwise dispose of certain assets; create liens; consolidate or merge; enter into transactions with affiliates; and prepay and repurchase or redeem certain indebtedness. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt.

In addition, our leverage could put us at a competitive disadvantage compared to our competitors that are less leveraged. These competitors could have greater financial flexibility to pursue strategic acquisitions and secure additional financing for their operations. Our substantial leverage could also impede our ability to withstand downturns in our industry or the economy in general as well as our ability to expand into complementary categories.

We may be unable to increase our debt or raise additional capital in the future on terms favorable to us or our share owners, which could affect our financial health and may decrease our profitability. We may increase our debt or raise additional capital in the future, subject to restrictions in the Credit Agreement. Also, the provisions in the Tax Matters Agreement may limit our ability to issue equity securities. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more capital. However, debt or equity financing may not be available to us on terms we find acceptable, if at all. If we incur additional debt or raise equity through the issuance of our preferred stock, the terms of the debt or any preferred stock we issue may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. If we raise funds through the issuance of additional equity, your ownership in us would be diluted. If we are unable to raise additional capital when needed, our financial condition, and thus your investment in us, could be materially and adversely affected.

Being a standalone public company requires significant resources and management attention. As a standalone public company, we are subject to the reporting and other obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules of the New York Stock Exchange (“NYSE”). As a public company with listed securities, we are required to, among other things:

•prepare and distribute periodic reports, proxy statements and other share owner communications in compliance with the U.S. federal securities laws and NYSE rules;

•have our own board of directors and committees thereof, which comply with the applicable U.S. federal securities laws and NYSE rules;

•maintain an internal audit function;

•institute our own financial reporting and disclosure compliance functions, including the full implementation of a new enterprise risk management system;

•establish an investor relations function;

•establish internal policies, including those relating to trading in our securities and disclosure controls and procedures; and

•comply with the Sarbanes-Oxley Act and the Dodd-Frank Act, and the rules and regulations implemented by the SEC thereunder.

These reporting and other obligations have placed, and will continue to place, significant demands on our management and our administrative and operational resources, including accounting resources, and we expect to face increased legal, accounting, administrative and other costs and expenses relating to these obligations that our business did not incur when it was a part of Kellanova. Our investment in compliance with existing and evolving regulatory requirements has resulted, and is expected to continue to result, in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or to prevent or detect fraud, which could have a material adverse effect on our business or the market price of our securities. In accordance with Section 404 of the Sarbanes-Oxley Act, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in our future annual reports on Form 10-K. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until our second annual report required to be filed with the SEC (i.e., our annual report on Form 10-K for our 2024 fiscal year). This process requires significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm, and testing of our internal controls over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process involves considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If management or our independent registered public accounting firm determines that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if our controls are not effective, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our financial statements, a decline in our stock price, failure to comply with the NYSE’s continued listing requirements, which could result in the suspension or delisting of our common stock from the NYSE, and could in turn have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks generally associated with companies that operate in certain international markets. We manufacture our products in United States, Canada and Mexico and have operations in the United States, Canada, Mexico and the Caribbean. Accordingly, we are subject to risks inherent in multinational operations. Those risks include (i) compliance with U.S. laws affecting operations outside of the United States,(ii) compliance with anti-corruption laws, (iii) compliance with antitrust and competition laws, data privacy laws, and a variety of other local, national and multi-national regulations and laws in multiple regimes, (iv) changes in tax laws, interpretation of tax laws and tax audit outcomes, (v) fluctuations or devaluations in currency values, especially in emerging markets, (vi) changes in capital controls, including currency exchange controls, or other limits on our ability to import raw materials or finished product, (vii) changes in local regulations and laws, the lack of well-established, reliable and/or impartial legal systems in certain countries in which we operate and the uncertainty of enforcement of remedies in such jurisdictions, (viii) laws relating to information security, privacy, cashless payments, and consumer protection, (ix) discriminatory or conflicting fiscal policies, (x) challenges associated with cross-border product distribution, (xi) increased sovereign risk, (xii) varying abilities to enforce intellectual property, contractual, and other legal rights, (xiii) loss of ability to manage our operations in certain markets which could result in the deconsolidation of such businesses, (xiv) design and implementation of effective control environment processes across our diverse operations and employee base, (xv) imposition of more or new tariffs, quotas, trade barriers, price controls, and similar restrictions in the countries in which we or our suppliers or manufacturers operate or regulations, taxes or policies that might negatively affect our sales, and (xvi) changes in trade policies and trade relations.
In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest and government shutdowns, civil strife, acts of war, public corruption, expropriation and other economic or political or social uncertainties could interrupt and negatively affect our business operations or customer demand. The slowdown in economic growth or high unemployment in some emerging markets could constrain consumer spending, and declining consumer purchasing power could adversely impact our profitability. Continued instability in the dynamics associated with the federal and state debt and budget challenges in the United States could adversely affect us. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.
There may be uncertainty as a result of key global events during 2023 that are expected to continue throughout 2024. For example, rising interest rates and inflation, recessionary pressures, geopolitical uncertainty, including wars (such as the conflicts in Ukraine and the Middle East), fiscal and monetary policy uncertainty, international trade disputes, as well as ongoing terrorist activity, may adversely impact global stock markets (including the NYSE, on which our common shares are traded) and general global economic conditions. All of these factors are outside of our control but may nonetheless cause us to adjust our strategy in order to compete effectively in certain international markets.
Our performance is affected by general economic, political and social conditions and taxation policies. Customer and consumer demand for our products may be impacted by the negative impacts caused by pandemics and public health crises, recession, financial and credit market disruptions, government shutdowns or other economic downturns in the United States or other nations. Our results in the past have been, and in the future may continue to be, materially affected by changes in general economic, political and social conditions in the United States and other countries, including the interest rate environment in which we conduct business, the financial markets through which we access capital and currency, trade policy, political and social unrest and terrorist acts in the United States or other countries in which we carry on business.
Deteriorating economic conditions, such as inflation, economic slowdowns or recessions, increased unemployment, decreases in disposable income or declines in consumer confidence could result in reductions in sales of our products, reduced acceptance of innovations, and increased price competition. Such deterioration in any of the countries in which we do business could also cause slower collections on accounts receivable which may adversely impact our liquidity and financial condition.
Financial institutions may be negatively impacted by economic conditions, including rising inflation and interest rates, and may consolidate or cease to do business which could result in a tightening in the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets. Adverse macroeconomic conditions have increased volatility and pricing in the capital markets and as a result, we may not have access to preferred sources of liquidity when needed or on terms we find acceptable, causing our borrowing costs to increase. An economic or credit crisis could impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties to our derivative contracts. Any of these events would likely harm our business, results of operations and financial condition.
Potential liabilities and costs from litigation could adversely affect our business. There is no guarantee that we will be successful in defending WK Kellogg Co in civil, criminal or regulatory actions (inclusive of class action lawsuits and foreign litigation), including under general, commercial, employment, environmental, data privacy or security, intellectual property, food quality and safety, anti-trust and trade, and advertising claims, and environmental laws and regulations, or in asserting our rights under various laws. For example, our marketing or claims could face allegations of false or deceptive advertising or other criticisms which could end up in litigation and result in potential liabilities or costs. We could incur substantial costs and fees in defending ourselves, in asserting our rights in these actions or in meeting new legal requirements. The costs and other effects of potential and pending litigation and administrative actions against us, and new legal requirements, cannot be determined with certainty and may differ from expectations. In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers, employees, and share owners, which could have a material adverse effect on our reputation, the market price of our common stock, results of operations and financial condition.

There can be no assurance that our insurance is adequate to offset costs associated with certain events. We have insurance policies in place that cover certain, but not all, hazards that could arise from our operations. We can provide no assurance that such coverage will be adequate to protect us from costs incurred with certain events. The occurrence of an event that is not insured or not fully insured could have a material adverse effect on our results of operations, financial condition and cash flows in the future.
Our operations face foreign currency exchange rate exposure, which could negatively impact our operating results. We hold assets and incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, including the Canadian dollar and the Mexican peso. Because our financial statements are presented in U.S. dollars, we must translate our assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates and face exposure to adverse movements in foreign currency exchange rates. Consequently, changes in the value of the U.S. dollar may unpredictably and negatively affect the value of these items in our financial statements, even if their value has not changed in their original currency.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

Risk Management and Strategy. The Company manages cybersecurity risk as part of our overall enterprise risk management strategy, overseen by the Audit Committee and the Board of Directors. The Company has developed an information security program to address material risks from cybersecurity threats. The program includes processes identifying how security measures and controls are developed, implemented, and maintained.

Our cybersecurity processes align with the National Institute of Standards and Technology (NIST CSF) Framework. The company conducts regular risk assessments on systems and applications to detect potential risks, threats, and vulnerabilities. Additionally, annual assessments are conducted to evaluate the effectiveness of controls. Risk assessment, risk-based analysis, and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. Several controls are employed to differing extents, encompassing but not restricted to endpoint threat detection and response (EDR), identity and access management (IAM), privileged access management (PAM), logging and monitoring utilizing security information and event management (SIEM), multi-factor authentication (MFA), firewalls, intrusion detection, and prevention, as well as vulnerability and patch management.

Third-party security firms are used in different capacities to provide or operate some of these controls and technology systems. For example, third parties conduct assessments, such as vulnerability scans, penetration testing, and overall risk assessments, and third-party tools are utilized to identify potential vulnerabilities. The Company employs a variety of processes to address cybersecurity threats related to third-party technology and services, including privacy, solution and vendor risk assessments, imposition of contractual obligations, and performance monitoring. The Company also relies on services provided by Kellanova, a third-party entity, through a Transition Service Agreement (TSA). This agreement ensures the seamless continuation of essential operations during transitional phases.

To support our preparedness, the Company has a written incident response preparedness plan that we update as business needs and the security landscape change. In the event of a cybersecurity incident, our incident response team refers to the plan, and the Company conducts tabletop exercises to enhance incident response preparedness. The plan sets out clear response procedures, define roles, categorize incidents, determine materiality, record responses, comply with regulatory standards, assist in public disclosure, and lessen the impact on stakeholders. It is designed to enable a prompt, uniform, and efficient strategy to reduce the financial, operational, legal, and reputational risks associated with cybersecurity incidents. Business continuity and disaster recovery plans are used to prepare for the potential disruption of technology we rely on. The Company has implemented a user awareness program to enhance cybersecurity measures. These include phishing, malware, data handling, device security, cybersecurity education, password security, internet browsing and defenses to physical threats. As part of our overall risk mitigation strategy, the Company also maintains cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

The Company (or third parties it relies on) may not be able to fully, continuously, and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement, and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks and events, when detected by security tools or third parties, may not always be immediately understood or acted upon. For further discussion of these risks, see “Risk Factors—Risks Related to Our Intellectual Property and Technology—Technology failures, cyber-attacks, privacy breaches or data breaches could disrupt our operations or reputation and negatively impact our business.”

Governance The Company has a Governance, Risk, and Compliance (GRC) IT function to address enterprise risks; cybersecurity is a category handled by that function. Cybersecurity is a vital pillar within a comprehensive risk management framework, fostering cross-functional collaboration to fortify organizational resilience against digital threats. The Company has a privacy and security governance committee. The company operates a privacy and security governance committee and a cybersecurity team led by a Chief Information Security Officer. With extensive cybersecurity experience across IT services, Telecom, and Manufacturing sectors, the Chief Information Security Officer spearheads cybersecurity risk and strategy and directly reports to the Chief Information Officer. Additionally, as part of our overall enterprise risk management strategy, our Audit Committee, which consists solely of independent directors, oversees cybersecurity and receives updates on cybersecurity matters, which include a review of potential digital threats and vulnerabilities, cybersecurity priorities, and our cybersecurity framework.

As of December 30, 2023, we are not aware of any material cybersecurity incidents that impacted the Company or are reasonably likely to impact the Company materially. However, we have been the target of cyber attacks and expect them to continue as cybersecurity threats rapidly evolve in sophistication and become more prevalent in the industry. We face risks of incidents, whether through cyberattacks or cyber intrusions through the Cloud, the Internet, phishing attempts, ransomware and other forms of malware, computer viruses, email attachments, extortion, and other scams.

ITEM 2. PROPERTIES
Our corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.
We operated, as of March 8, 2024, offices, manufacturing plants and distribution and warehousing facilities in the United States, Mexico and Canada. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities are located in Battle Creek, Michigan; Belleville, Ontario; Lancaster, Pennsylvania; Memphis, Tennessee; Mexicali, Mexico; and Omaha, Nebraska. We believe our facilities are generally in good operating condition and adequate to support the current operations of the business.
In connection with the Spin-Off, we entered into a Separation and Distribution Agreement with Kellanova that governs the allocation, transfer and leasing of real estate between us and Kellanova. Kellanova's former corporate headquarters located in Battle Creek, Michigan and manufacturing plants related to our businesses were transferred to WK Kellogg Co. Leased distribution centers are occupied by both WK Kellogg Co and Kellanova employees following the Spin-Off pursuant to the Transition Services Agreement, and after the termination of the Transition Services Agreement, will be fully or partially subleased from Kellanova to WK Kellogg Co.
We generally own our principal properties, including our corporate headquarters. Distribution facilities (including related warehousing facilities) and offices of non-plant locations typically are leased. In general, we consider our facilities, taken as a whole, to be suitable, adequate, and of sufficient capacity for our current operations.

ITEM 3. LEGAL PROCEEDINGS
From time to time we are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, environmental, intellectual property, employment and other actions. We currently are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market for trading shares of our common stock (ticker symbol: KLG) is the NYSE. At February 28, 2024 there were approximately 18,516 share owners of record.
In November of 2023, the Board of Directors declared a dividend of $0.16 per common share, payable on December 15, 2023 to shareholders of record at the close of business on December 1, 2023.

The timing, declaration, amount and payment of any future dividends to shareholders will fall within the discretion of our Board. Our Board’s decisions regarding the payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. In addition, the terms of the agreements governing our existing debt or debt that we may incur in the future may limit or prohibit the payment of dividends.

Purchases of Equity Securities by the Issuer
During the thirteen week period ended December 30, 2023, we did not repurchase any shares of our common stock.

Stock Performance Graph
The following graph compares the cumulative total return of WK Kellogg Co's common stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Index Food Products Subsector. The graph below tracks the performance of a $100 investment in our common stock and in each index from October 2, 2023, the date our stock commenced regular-way trading on the NYSE, to December 30, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand WK Kellogg Co, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes thereto contained in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on this Form 10-K ("Annual Report"). Our MD&A references consumption and net sales in discussing our sales trends for certain categories and brands. We record net sales upon delivery of shipments to our customers. Consumption refers to consumer purchases of our products from our customers.

Business Overview
WK Kellogg Co is an iconic North American cereal company with a differentiated portfolio of brands that have delighted our consumers for over a century. As a leading manufacturer, marketer and distributor of branded ready-to-eat cereal, we endeavor to provide consumers with high-quality products while promoting consumer health and well-being. Our products are manufactured by us in the United States, Mexico, and Canada and marketed in the United States, Canada, and the Caribbean.

We believe our business' long-standing success is attributable to the strength of our brands, our category expertise, and over a century of institutional knowledge, all of which has created a diverse portfolio of cereals that are intended to enhance the lives of our consumers. Our product offerings are well diversified across the cereal sub-categories of taste, wellness and balance, with strong consumer appeal across the spectrum of ages and demographics. Iconic brands used in our business include Frosted Flakes, Special K, Froot Loops, Raisin Bran, Frosted Mini- Wheats, Rice Krispies, Kashi, Corn Flakes and Apple Jacks, among many others.

Our products are manufactured through our production platform consisting of six primary facilities and are sold through a variety of channels such as grocery stores, mass merchandisers, club stores, and drugstores.

Separation from Kellanova
On October 2, 2023 (the “Distribution Date”), Kellanova (formerly known as Kellogg Company) completed the Spin-Off (the "Spin-Off") of its North American cereal business through the distribution of all of the shares of WK Kellogg Co’s common stock to Kellanova’s share owners at a ratio of one share of WK Kellogg Co’s common stock for every four shares of Kellanova’s common stock (the “Distribution”). Prior to the Spin-Off, WK Kellogg Co underwent an internal reorganization that resulted in it becoming the holder, directly or through its subsidiaries, of the North American cereal business held by Kellanova. Prior to the Distribution Date, WK Kellogg Co was a wholly owned subsidiary of Kellanova.

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

Basis of Presentation
The accompanying financial statements are presented on a consolidated basis as the Company is a standalone public company. Prior to the Spin-Off, the Company operated as part of Kellanova. Certain information prior to the Spin-Off was derived from the consolidated financial statements and accounting records of Kellanova. These financial statements reflect the historical results of operations, financial position and cash flows of the Company prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

For periods prior to the Spin-Off, the Consolidated Financial Statements are presented as if the Company had been carved out of Kellanova, and included the attribution of certain assets and liabilities that had been held at Kellanova but which are specifically identifiable or attributable to our business. They include expense allocations for: (1) co-

manufacturing, product warehousing and distribution; (2) a combined sales force and management; (3) certain support functions that were provided on a centralized basis within Kellanova, including, but not limited to executive oversight, treasury, finance, internal audit, legal, information technology, human resources, communications, facilities, and compliance; and (4) employee benefits and compensation, including stock-based compensation. These expenses were allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated on a basis of gross sales value, production pounds, headcount or other applicable measures. Management believes the assumptions underlying these Consolidated Financial Statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. Nevertheless, the periods prior to the Spin-Off that are included within the Consolidated Financial Statements may not reflect the results of operations, financial position and cash flows had the Company been a standalone company during the periods presented. Actual costs that the Company may have incurred had it been a standalone company would depend on a number of factors, including its organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.
The allocation of expenses from Kellanova to the Company was reflected as follows in the Consolidated Financial Statements for the first nine months ended September 30, 2023 and the years ended December 31, 2022 and January 1, 2022:

(millions)	2023	2022	2021
Cost of goods sold	$128	$172	$169
Selling, general and administrative	233	308	256
Other (income) expense, net	(43)	106	(176)
Total	$318	$586	$249

The Consolidated Financial Statements also include $102 million, $26 million and $0 million of separation costs related to the Spin-Off from Kellanova for the years-ended December 30, 2023, December 31, 2022 and January 1, 2022 respectively, that were allocated on a pro rata basis to the Company in the manner described above. These were primarily related to legal and consulting costs. The Company was allocated a pro rata portion of those costs, that they received a benefit from, based on either specific identification, where possible, or a proportional cost method based on gross sales value.
Prior to the Spin-Off, Kellanova used a centralized approach to cash management and financing of operations. The majority of the Company's businesses were part of Kellanova’s cash pooling arrangements to maximize Kellanova’s availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash balances were swept regularly from the Company's accounts. Cash transfers to and from Kellanova’s cash concentration accounts and the resulting balances at the end of each reporting period prior to the Spin-Off are reflected in net parent company investment in the Consolidated Balance Sheet.
Debt obligations and related financing costs of Kellanova have not been allocated to the Company in the Consolidated Financial Statements because the Company was not a party to the obligations between Kellanova and the debt holders. The debt obligations and related financing costs of the Company have been described in Note 7 "Debt".

For periods prior to the Spin-Off, our employees participated in Kellanova's benefit and stock-based compensation plans. A portion of the cost of those plans related to our employees is included in these Consolidated Financial Statements. However, the Consolidated Balance Sheet does not include any equity issued related to stock-based compensation plans or any net benefit plan obligations unless the benefit plan covers only our dedicated employees or where the entire legal obligation associated with the benefit plan transferred to the Company following the Spin-Off. During the third quarter of 2023, in connection with the Spin-Off, certain pension and nonpension postretirement plans that were previously sponsored by Kellanova were divided such that the plans became dedicated to our employees and sponsored by the Company. See Note 9 "Pension and Postretirement Benefits" for further details on the assumption of pension and postretirement assets and liabilities and related costs.

Prior to the Spin-Off, the Company's operations historically were included in the consolidated U.S. federal, certain state and local tax returns filed by Kellanova. The Company also filed certain separate U.S. state and local and foreign income tax returns. The Company calculated its provision for income taxes using a separate return method as if the Company was a separate group of companies under common ownership. Under this method, the Company is assumed to file hypothetical separate returns with the tax authorities, thereby reporting its taxable income or loss and paying the applicable tax to or receiving the appropriate refund from Kellanova. Current income tax liabilities were assumed to be immediately settled with Kellanova against net parent investment. The Company reports deferred taxes on its temporary differences and on any carryforwards that it could claim on its hypothetical returns. Cash tax payments, current and deferred tax balances and unremitted foreign earnings may not be reflective of the Company’s actual tax balances prior to or subsequent to the distribution.

Key Factors Affecting Our Business
We believe key industry and economic factors that are currently impacting our business, and which in the near term are expected to continue to impact, include the following:

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

Inflationary pressures. Negative macroeconomic conditions that were initially caused by the effect of the COVID-19 pandemic, but have continued to exist following the pandemics recovery, have resulted in credit and capital market disruptions and volatility, supply chain challenges, relatively low levels of unemployment, inflationary pressures and increased interest rates. Like the rest of the consumer packaged goods industry and economy, the Company experienced a sharp increase in input costs beginning in 2021, ranging from ingredients and packaging to energy, freight, and labor. The increase in input costs has persisted throughout 2022 and 2023. The Company mostly offset the dollar impact of this input-cost inflation through the execution of productivity initiatives and the implementation of revenue growth management actions to realize price. In addition to input-cost inflation, the industry and economy also experienced widespread bottlenecks and shortages of labor and materials, creating substantial inefficiencies and incremental costs. For the Company, these inefficiencies and costs had a significant impact on profit margins in the first half of 2021. In the second half of 2021, the bottlenecks and shortages were supplanted by a significant Company-specific interruption in production, first because of a fire that temporarily shut down one of our U.S. plants, and then by a three-month labor strike in all four of our U.S. plants. The fire and strike combined to negatively impact results through depleted inventory, lost net sales, lost fixed-cost absorption, and incremental costs during the second half of 2021 and into the first quarter of 2022, though such negative impacts were partially offset by curbed commercial investment and reduced overhead.

The war in Ukraine and the related sanctions, along with the conflict in the Middle East have increased global economic and geopolitical uncertainty. WK Kellogg Co is a North American-focused company with no direct exposure to Russia, Ukraine or the Middle East. However, sanctions imposed by the United States on Russian oil and gas imports, as well as disruption to Ukraine’s wheat and other agricultural supply due to the ongoing military conflict, is causing further inflation of our commodity costs.

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

These factors contribute to a market environment of intense competition, constant product innovation and continuing cost pressure that creates a challenging commercial and economic environment. We continually evaluate these factors as we develop and execute our strategies.
Non-GAAP Financial Measures
The non-GAAP financial measures in this Annual Report are supplemental measures of our performance. These measures that we provide to management and investors exclude certain items that we do not consider part of on-going operations. Our management team utilizes a combination of GAAP and non-GAAP financial measures to evaluate business results, to make decisions regarding the future direction of our business, and for resource allocation decisions, including incentive compensation. As a result, we believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance and analysis of ongoing operating trends. All historical non-GAAP financial measures have been reconciled from the most directly comparable U.S. Generally Accepted Accounting Principles (GAAP) financial measures.

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
•Adjusted gross profit and adjusted gross margin: We adjust GAAP gross profit and gross margin to exclude the effect of business and portfolio realignment costs, separation costs related to the Spin-Off and mark-to-market impacts from commodity and foreign currency contracts. We excluded items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management believes that investors are provided with a more meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives.
Significant items impacting comparability
Mark-to-market on foreign exchange and commodity hedges
We recognize mark-to-market adjustments for commodity contracts and certain foreign currency contracts as incurred. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur in cost of goods sold. We recorded a pre-tax mark-to-market loss of $3 million in 2023, $9 million in 2022 and $11 million in 2021.

Separation costs
The Company incurred pre-tax charges related to the Spin-Off, primarily related to legal and consulting costs of $102 million in 2023 and $26 million in 2022.

Business and portfolio realignment
The Company incurred one-time costs related primarily to a reconfiguration of our supply chain network, designed to drive increased productivity, resulting in pre-tax charges related to reorganizations of $4 million in 2023, $6 million in 2022 and $6 million in 2021.

Other income (expense)
The Company excludes the impact of all non-operating items from their Adjusted EBITDA calculation, which primarily consists of income or expense related to pension and postretirement benefits and financing fees. As a result, other income of $63 million, expense of $101 million and income of $177 million was excluded for 2023, 2022 and 2021, respectively.

Net income
The following tables provide a reconciliation of net income (loss) to Adjusted EBITDA for the years-ended December 30, 2023, December 31, 2022 and January 1, 2022:

(millions)	2023	2022	2021
Reported net income (loss)	$110	$(25)	$162
Interest expense	10	—	—
Income tax expense (benefit)	35	(1)	52
Depreciation and amortization expense	66	68	68
EBITDA	$221	$42	$282
Loss on mark-to-market on foreign exchange and commodity hedges	3	9	11
Other (income) expense	(63)	101	(177)
Separation costs	102	26	—
Business and portfolio realignment costs	4	6	6
Adjusted EBITDA	$267	$184	$122
Note: Tables may not foot due to rounding.

Net income for the year ended December 30, 2023 increased approximately 540% primarily driven by a favorable change in pension income of $167 million compared to the prior year. After excluding the impacts of income tax expense and depreciation, our earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 426% compared to the prior year. Adjusted EBITDA, which excludes the impacts of mark-to-market, other (income) expense and restructuring and separation costs, increased 45%, primarily driven by the impact of productivity and revenue growth management initiatives.

Net income for the year ended December 31, 2022 decreased approximately 115% from the prior year as a result of an unfavorable change in pension income of $272 million, partially offset by favorable tax expense impact of $53 million and a decrease in advertising and promotion expense of $43 million. After excluding the impacts of income tax expense and depreciation, our EBITDA decreased 85% compared to the prior year. Adjusted EBITDA, increased 51%, primarily driven by the impact of productivity and revenue growth management initiatives.

Margin performance
Our gross profit and gross profit margin performance for the years-ended December 30, 2023 and December 31, 2022 is as follows:

	2023		2022		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$754	27.3%	$631	23.4%	3.9
Mark-to-market	3	0.1%	9	0.3%	(0.2)
Separation costs	21	0.8%	3	0.2%	0.6
Business and portfolio realignment	4	0.1%	8	0.3%	(0.2)
Adjusted	783	28.3%	651	24.2%	4.1
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year increased 390 basis points versus the prior year due primarily to the impact of productivity and revenue growth management initiatives. Adjusted gross margin increased 410 basis points after excluding $6 million of unfavorable comparative mark-to-market impacts on commodity and exchange rate hedges, and an incremental $14 million of separation and restructuring charges.

Our gross profit and gross profit margin performance for the years-ended December 31, 2022 and January 1, 2022 is as follows:

	2022		2021		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$631	23.4%	$576	23.4%	—
Mark-to-market	9	0.3%	11	0.5%	(0.2)
Separation costs	3	0.2%	—	—%	0.2
Business and portfolio realignment	8	0.3%	5	0.2%	0.1
Adjusted	$651	24.2%	592	24.2%	—
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year ended December 31, 2022, was flat compared to the prior year as the impact of revenue growth management initiatives were offset by input cost inflation and the residual impact of the prior year’s fire and strike. Gross profit increased from the prior year due to the impact of net sales resulting from favorable price increases and product mix.

Net sales
Our net sales performance for the years-ended December 30, 2023, December 31, 2022 and January 1, 2022 is as follows:

(millions)	2023	2022	2022	2021
Net sales	$2,763	$2,695	$2,695	$2,460

% change:
Net sales increase (decrease)	2.5%		9.6%
Volume (tonnage)	(9.8)%		(0.1)%
Pricing/mix	12.3%		9.7%

Net sales for the year-ended December 30, 2023 increased approximately 3% from the prior year. Volume declined approximately 10% compared to the prior year, reflecting price elasticity. This decline was mitigated by revenue growth management initiatives designed to cover rising input-cost inflation, resulting in favorable price/mix of approximately 12%.

Reported net sales for the year-ended December 31, 2022 increased approximately 10% from the prior year due to revenue growth management initiatives designed to cover rising input-cost inflation resulting in favorable price/mix of approximately 10%. Volume was flat compared to the prior year.

Selling, general & administrative expense

(millions)	2023	2022	2022	2021
Selling, general & administrative expense	$662	$556	$556	$539

% change:
Selling, general & administrative expense increase (decrease)	19.1%		3.2%

Selling, general, and administrative expense for the year-ended December 30, 2023 increased to $662 million in 2023 compared to $556 million in 2022. Expense for 2023 and 2022 was 24% and 21% of net sales, respectively. The increase was due primarily to $59 million of incremental separation costs incurred during 2023 and $32 million of incremental advertising and promotion expense due to the reduced levels of commercial activities in the first half of 2022, following a fire at one of our manufacturing facilities and labor strike in late 2021.

Selling, general, and administrative expense for the year-ended December 31, 2022 increased to $556 million in 2022, compared to $539 million in 2021. Selling, general and administrative expense for 2022 and 2021 was 21% and 22% of net sales, respectively. The increase was due primarily to a $60 million increase in allocated corporate overhead and research and development costs, including $26 million in separation costs. These increases were partially offset by a $43 million decrease in advertising and promotion expense due to the slow ramp up of commercial activities following the 2021 fire and strike.

Prior to the Spin-Off, selling, general, and administrative expense included expense allocations for product distribution; a combined sales force and management; certain support functions that were provided on a centralized basis within Kellanova, including, but not limited to executive oversight, treasury, finance, internal audit, legal, information technology, human resources, communications, facilities, and compliance; and employee benefits and compensation, including stock based compensation.

Foreign currency translation
The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, including the Canadian dollar and the Mexican peso. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.

Interest expense
Interest expense was $10 million, $0 million and $0 million for the years-ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. The increase in interest expense is a result of borrowings under the Credit Facility made in the third quarter of 2023 that were specifically attributable to the Company. Prior to the Spin-Off, debt obligations and related financing costs of Kellanova had not been allocated to the Company in the Consolidated Financial Statements, because the Company was not a party to the obligations between Kellanova and the debt holders.

Other income (expense)
Other income (expense) consists primarily of allocated pension and postretirement benefit plan related mark-to-market, interest cost, and expected return on plan assets.

For the year-ended December 30, 2023, other income (expense) increased to income of $63 million compared to expense of $101 million in 2022. The increase was due primarily to postretirement plan remeasurement gains resulting from a higher-than-expected return on plan assets in the current year. Pension and postretirement benefit plan-related mark-to-market income was $33 million for the year ended December 30, 2023 compared to expense of $182 million in 2022. Total pension and postretirement benefit plan income (expense), including mark-to-market, was income of $72 million and expense of $94 million for the years-ended December 30, 2023 and December 31, 2022, respectively.

For the year-ended December 31, 2022, other income (expense) decreased to expense of $101 million compared to income of $177 million in 2021. The decrease was due to higher mark-to-market pension expense driven by the impact of lower than expected returns on plan assets partially mitigated by higher discount rates. Pension and postretirement benefit plan-related mark-to-market expense was $183 million for the year ended December 31, 2022 compared to income of $77 million in 2021. Total pension and postretirement benefit plan income (expense), including mark-to-market, was expense of $94 million and income of $178 million for the years-ended December 31, 2022 and January 1, 2022, respectively.
Income Tax Expense
WK Kellogg Co’s combined effective tax rate for the years-ended December 30, 2023, December 31, 2022 and January 1, 2022 was 24.4%, 5.7% and 24.4%, respectively. The effective tax rate was impacted by state and local income taxes and the differential of the Company's foreign statutory tax rates from the U.S. federal statutory tax rate. The effective tax rate for 2022 decreased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably a decrease in U.S. pre-tax earnings
Fluctuations in foreign currency exchange rates could also impact the expected effective income tax rate in the future as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory rates. Additionally, the rate could be further impacted in the future by changes in tax legislation and changes in the profitability of our business in certain jurisdictions, which could require adjustments to deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
In connection with the Spin-Off, the Company entered into a Credit Agreement, consisting of a $500 million term loan (the "Term Loan"), $250 million delayed draw term loan, and $350 million equivalent multicurrency revolving credit facility (collectively, the “Credit Facility”). As of December 30, 2023, borrowings under the Credit Facility were $500 million comprised of the $500 million term loan, of which $9 million was recognized as the current portion, less upfront fees paid during debt issuance. As of December 30, 2023, there was an additional $600 million available for use under the Credit Facility.
WK Kellogg Co distributed $663 million of cash to Kellanova as a dividend payment in connection with the Spin-Off on September 29, 2023. Additionally, in February of 2024 the Board of Directors declared a dividend of $0.16 per common share, payable on March 15, 2024 to share owners of record at the close of business on March 1, 2024.
Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations, and on our ability to obtain debt financing on acceptable terms. Management believes that our cash balances and funds provided by operating activities, along with borrowing capacity under the Credit Facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt that was incurred in connection with the Spin-Off, (ii) adequate liquidity to fund capital expenditures primarily utilized in manufacturing our products and, and (iii) flexibility to meet investment opportunities that may arise. However, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings, including the lowering of any of our credit ratings, or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the future state of the U.S. and global economy and, accordingly, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future, or at all. The cash flows presented in our Consolidated Statement of Cash Flows may not be indicative of the cash flows we would have recognized had we operated as a standalone publicly traded company for the periods presented.

We believe our operating cash flow, together with borrowings currently available under our Credit Facility, will be adequate to meet our operating, investing and financing needs in the foreseeable future, and at a minimum for the next 12 months. We plan to utilize such flexibility to drive an investment philosophy that balances capital investments in areas such as supply chain optimization, cost-saving projects and new capabilities, with the ability to further increase share owner value through a combination of debt reduction, return of capital to our share owners in the form of dividends as well as potential acquisitions. In the near term we may increase our indebtedness to fund important capital projects. Thereafter, however, we anticipate being able to reduce indebtedness as a way to increase our financial flexibility for enhancing share owner value.

The following table sets forth a summary of our cash flows:

(dollars in millions)	2023	2022
Net cash provided by (used in):
Operating activities (a)	$422	$53
Investing activities	(146)	(71)
Financing activities (a)	(188)	18
Effect of exchange rates on cash and cash equivalents	1	—
Net increase (decrease) in cash and cash equivalents	$89	$—
(a)Subsequent to issuing the Press Release announcing the Company’s financial results for the quarterly period and year ended December 30, 2023, the Company discovered a presentation error in the unaudited Statement of Cash Flows contained therein. The error was driven by an adjustment in the presentation of certain Spin-Off settlement transactions with Kellanova. The correction (reflected herein) increased cash inflows from operating activities by $63 million related to a change in Accounts Payable and increased cash outflows from financing activities by $63 million related to All other transfers (to) from Kellanova.
Operating activities
Cash flow from operating activities for the year ended December 30, 2023, increased to $422 million, compared to $53 million in the prior year. The increase is primarily due to lapping the replenishment of inventory in the prior year due to the resumption of normal business activity following the labor strike in the fourth quarter of 2021, as well as an increase in net sales.
Investing activities
Cash flow used in investing activities consists primarily of capital expenditures, which increased from $71 million in the year ended December 31, 2022 to $146 million in the year ended December 30, 2023 due to the resumption of capital projects after the labor strike.

Financing activities
Cash flow used in financing activities increased to $188 million in the year-to-date period ended December 30, 2023. This increase was driven by repayment of borrowings under the Credit Agreement of $164 million, dividends paid to share owners of $14 million.

Monetization and Supplier Finance Programs
Following the Spin-Off, the Company entered into a factoring agreement with an unaffiliated financial institution specifically designed to factor trade receivables with certain customers that have extended terms. Under this factoring arrangement, from time to time, the Company sells these certain customers’ trade receivables at a discount on a non-recourse basis. A portion of the cash proceeds is subject to certain restrictions. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The factoring program provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however, the maximum receivables that may be sold at any time is approximately $350 million. Prior to the Spin-Off, the Company participated in Kellanova's factoring program, which was structured similarly but resulted in a higher level of receivables allowed to be sold when compared to the current program in place. During the fourth quarter of 2023, the Company amended the previous factoring agreements to increase the maximum receivables sold limit from $250 million to $350 million.

The Company has no retained interest in the receivables sold; however, the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of December 30, 2023 and December 31, 2022 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements. Accounts receivable sold of $266 million and $256 million remained outstanding under these arrangements as of December 30, 2023 and December 31, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $13 million, $7 million and $2 million for the years-ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. The recorded loss is included in other income (expense).

The Company also has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal is to capture overall supplier savings, in the form of payment terms or vendor funding, and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers.

The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 30, 2023, $142 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. Prior to the Spin-Off, the Company participated in Kellanova's supplier financing program, resulting in $138 million of the Company’s outstanding payment obligations placed in the accounts payable tracking system as of December 31, 2022.
CONTRACTUAL OBLIGATIONS
We have material contractual obligations that arise in the normal course of business. In addition to principal and interest payments on our outstanding long-term debt and notes payable balances, our contractual obligations primarily consist of lease payments, income taxes, pension and postretirement benefits and unconditional purchase obligations.
A summary of our operating and finance lease obligations as of December 30, 2023 can be found in Note 6 “Leases and Other Commitments” to the Consolidated Financial Statements contained in this Annual Report.
A summary of principal payments for long-term debt as of December 30, 2023 can be found in Note 7 “Debt” to the Consolidated Financial Statements contained in this report.
Interest payments are estimated to be approximately $42 million per year from 2024 through 2027 and approximately $38 million in total from 2028 through the last debt maturity date in September of 2028.
A summary of our pension and postretirement benefit obligations as of December 30, 2023 can be found in Note 9 “Pension and Postretirement Benefits” and Note 10 "Postemployment Benefits” to the Consolidated Financial Statements contained in this Annual Report.
See Note 11 “Income Taxes” to the Consolidated Financial Statements contained in this Annual Report for discussion of our uncertain tax positions.
Our unconditional purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. As of December 30, 2023, unconditional purchase obligations totaled approximately $807 million. Approximately $604 million of these unconditional purchase obligations will be settled in the ordinary course of business in the next 12 months.
As of December 30, 2023, we did not have any material off-balance sheet arrangements.
CRITICAL ACCOUNTING ESTIMATES
Promotional expenditures
Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally immaterial and recognized as a change in management estimate in a subsequent period. However, the Company’s total promotional expenditures (including amounts classified as a revenue reduction) are significant, so it is likely our results would be materially different if different assumptions or conditions were to prevail.

Retirement benefits
Prior to the Spin-Off, some of our employees participated in certain retirements plans sponsored by Kellanova, which include participants of Kellanova’s other businesses. As a result, such plans were accounted for as multiemployer plans and no asset or liability was recorded by the Company to recognize the funded status of these plans. In connection with the Spin-Off, certain pension and nonpension postretirement plans (collectively, the "Plans") that were previously sponsored by Kellanova were divided such that the plans became dedicated to our employees and sponsored by the Company. As such, the Company was required to assume certain pension and postretirement assets and liabilities, along with associated deferred costs, in accumulated other comprehensive income (loss). Additionally, the Company also assumed certain postemployment liabilities related to its employees following a division of the postemployment plan that were previously sponsored by Kellanova to create standalone plans that were sponsored by the Company and dedicated to our employees.

Plan funding strategies are influenced by tax regulations and asset return performance. A majority of plan assets are invested in a diversified portfolio of debt and equity securities with smaller holdings of other investments. We recognize the cost of benefits provided during retirement over the employees’ active working life to determine the obligations and expense related to our retiree benefit plans. Inherent in this concept is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Major actuarial assumptions that require significant management judgment and have a material impact on the measurement of our consolidated benefits expense and accumulated obligation include the long-term rates of return on plan assets, the health care cost trend rates, the mortality table and improvement scale, and the interest rates used to discount the obligations for our major plans, which primarily cover employees in the United States and Canada.

Our expense recognition policy for pension and nonpension postretirement benefits is to immediately recognize actuarial gains and losses in our results in the year in which they occur. Actuarial gains and losses are recognized annually as of our measurement date, which is our fiscal year-end, or when remeasurement is otherwise required under generally accepted accounting principles.

Changes in certain assumptions could significantly affect pension and nonpension postretirement benefits and obligations, particularly the estimated long-term rate of return on plan assets, health care trend rates, and discount rates used to calculate such obligations.

•Long-term rate of return on plan assets: The expected long-term rate of return is evaluated on an annual basis. We consider several factors when setting assumptions with respect to the long-term rate of return, including current and expected asset allocation and historical and expected returns on the plan asset categories. Actual asset allocations are regularly reviewed and periodically rebalanced to the targeted allocations when considered appropriate. Investment gains or losses represent the difference between the expected return estimated using the long-term rate of return and the actual return realized.

•Health care trend rates: Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with our expectations regarding short-term future trends. Our initial trend rate for 2024 of 6.50% reflects the recognition of increased short-term inflation and the health care provisions of the Inflation Reduction Act. Our initial rate remains flat through 2025 before trending downward by 0.25% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur.

•Discount rate: We utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. This spot rate approach provides a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve.

Despite the previously-described policies for selecting major actuarial assumptions, we periodically experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions.

Income taxes
Prior to the Spin-Off, our operations have historically been included in the consolidated U.S. federal, certain foreign tax returns, and certain state and local tax returns filed by Kellanova. Prior to the Spin-Off, the income tax provision was computed using a separate return method as if the Company was a separate group of companies under common ownership. As a result, items such as cash tax payments, current and deferred tax balances, net operating losses, income taxes payable and liabilities for uncertain tax positions presented in these financial statements may not be reflective of the results that the Company expects to generate in the future.

Subsequent to the Spin-Off, these items are reported based on the tax filings of the Company’s legal entities. Indemnification assets and liabilities have been reported for amounts payable to or recoverable from Kellanova in accordance with the Tax Matters Agreement. Generally, Kellanova is responsible for all income taxes, certain non-income taxes attributable to our business, and liabilities for taxes that were incurred as a result of restructuring activities, prior to the Spin-Off. The Company is generally liable for all other taxes attributable to our business.

Subsequent to the Spin-Off, our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. The calculation of our income tax provision and deferred income tax assets and liabilities is complex and requires the use of estimates and judgment.

We recognize tax benefits associated with uncertain tax positions when, in our judgment, it is more likely than not that the positions will be sustained upon examination by a taxing authority. For tax positions that meet the more likely than not recognition threshold, we initially and subsequently measure the tax benefits as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement.

Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration as well as the reinvestment assertion regarding our undistributed foreign earnings. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances are recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future.

Income tax effects are released from accumulated other comprehensive loss using the specific-identification method.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. We do not expect Pillar 2 to have a material impact on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 12 "Derivative Instruments and Fair Value Measurements" within Notes to Consolidated Financial Statements for further information on our derivative financial and commodity instruments.
Foreign exchange risk
Our company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases and intercompany transactions.
Additionally, volatile market conditions arising from geopolitical events may result in significant changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect the translation of foreign currency denominated earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the Canadian dollar and Mexican peso.
We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements may be established in conjunction with the term of underlying debt issuances.
The total notional amount of foreign currency derivative instruments at year-end 2023 was immaterial to the financial statements.

Interest rate risk
We are exposed to interest rate volatility with regard to our Credit Facility, which bears interest as a variable rate. Interest on the loans under the Credit Agreement are calculated by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate, plus an interest rate margin equal to in the case of SOFR loans, 1.75% and in the case of alternate base rate loans, 0.75%, each with related step-ups and step-downs based on WK Kellogg Co’s consolidated net leverage ratio as defined by the Credit Agreement. A hypothetical 125 basis point change in interest rates affecting our borrowings under the financing arrangements would impact our pre-tax income by less than $1 million for the year-ended 2023.
Price risk
We are exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, vegetable oils, sugar, cocoa, fruit, nuts, carton board, natural gas, and diesel fuel. We use a combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months.

The total notional amount of commodity derivative instruments at year-end 2023 was immaterial to the financial statements.
Credit risk
Management believes concentrations of credit risk with respect to customer accounts receivable is limited due to the generally high credit quality of our major customers, as well as the large number and geographic dispersion of smaller customers. However, we conduct a disproportionate amount of business with a small number of large grocery retailers. The five largest accounts represent approximately 47% of consolidated net sales for the year ended December 30, 2023 and less than 57% of combined trade receivables at December 30, 2023.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WK Kellogg Co

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WK Kellogg Co and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Trade Promotions

As described in Note 2 to the consolidated financial statements, the Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. Where applicable, future provisions are estimated by management based on a combination of historical patterns and future expectations regarding specific in-market product performance. The costs of the promotional activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. Management classifies promotional expenditures, which include trade promotions, to its customers in net sales, which was approximately $2,763 million for the year ended December 30, 2023. The liability associated with these trade promotions makes up a significant portion of accrued advertising and promotion, which was $121 million as of December 30, 2023.

The principal considerations for our determination that performing procedures relating to revenue recognition – trade promotions is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the trade promotions and accrued trade promotion transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating a sample of trade promotions and accrued trade promotion transactions by obtaining and inspecting source documents, including subsequent cash receipts from customers, invoices and invoice credits related to promotional programs, and customer arrangements or promotional practices, where applicable.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
March 8, 2024

We have served as the Company's auditor since 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WK Kellogg Co
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(millions, except per share data)	2023	2022	2021
Net sales	$2,763	$2,695	$2,460
Cost of goods sold	2,009	2,064	1,884
Selling, general and administrative expense	662	556	539
Operating profit	$92	$75	$37
Interest expense	10	—	—
Other income (expense), net	$63	$(101)	$177
Income (loss) before income taxes	145	(26)	214
Income taxes	35	(1)	52
Net income (loss)	$110	$(25)	$162
Per share amounts(a):
Basic and diluted earnings	$1.28	$(0.29)	$1.89
(a)On October 2, 2023, Kellanova, the former parent company of WK Kellogg Co, distributed 85,631,304 shares of WK Kellogg Co common stock to Kellanova's share owners in connection with its Spin-Off of WK Kellogg Co (the "Spin-Off"). See Note 1 "Description of the Company and Basis of Presentation" to the Consolidated Financial Statements for more information. Basic and diluted earnings per share were retrospectively recast for the number of shares of WK Kellogg Co common stock outstanding immediately following the Spin-Off for the years-ended December 31, 2022 and January 1, 2022.
Refer to Notes to Consolidated Financial Statements.

WK Kellogg Co
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2023			2022			2021
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)	$145	$(35)	$110	$(26)	$1	$(25)	$214	$(52)	$162
Other comprehensive income:
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	3	(1)	2	(1)	—	(1)	—	1	1
Postretirement and postemployment benefits:
Reclassification to net income:
Prior service credit (cost)	1	—	1	—	—	—	—	—	—
Comprehensive income (loss)	$149	$(36)	$113	$(27)	$1	$(26)	$214	$(51)	$163
Refer to Notes to Consolidated Financial Statements.

WK Kellogg Co
CONSOLIDATED BALANCE SHEETS

(millions, except share data)	2023	2022
Current assets
Cash and cash equivalents	$89	$—
Accounts receivable, net	244	229
Inventories	345	431
Other current assets	28	10
Total current assets	706	670
Property, net	739	645
Goodwill	53	53
Other intangibles	57	57
Postretirement plan assets	283	—
Other assets	51	11
Total assets	$1,889	$1,436
Current liabilities
Current maturities of long-term debt	$8	$—
Notes payable	4	—
Accounts payable	541	484
Accrued advertising and promotion	121	103
Accrued salaries and wages	57	32
Other current liabilities	105	47
Total current liabilities	836	666
Long-term debt	487	—
Deferred income taxes	106	63
Pension liability	135	—
Other liabilities	25	20
Commitments and contingencies (Note 13)
Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized Issued: 85,812,883 shares in 2023 and 0 shares in 2022	—	—
Net parent investment	—	725
Capital in excess of par value	327	—
Retained earnings	1	—
Accumulated other comprehensive income (loss)	(28)	(38)
Total equity	300	687
Total liabilities and equity	$1,889	$1,436
Refer to Notes to Consolidated Financial Statements.

WK Kellogg Co
CONSOLIDATED STATEMENTS OF EQUITY

(millions)	Common stock		Net parent investment	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	shares	amount
Balance, January 2, 2021	—	$—	$532			$(38)	$494
Net income (loss)			162				162
Net transfer (to)/from Kellanova			(87)				(87)
Other comprehensive income (loss)						1	1
Balance, January 1, 2022	—	$—	$607	$—	$—	$(37)	$570
Net income (loss)			(25)				(25)
Net transfer (to)/from Kellanova			143				143
Other comprehensive income (loss)						(1)	(1)
Balance, December 31, 2022	—	$—	$725	$—	$—	$(38)	$687
Net income (loss)			95		15		110
Dividend paid to Kellanova			(663)				(663)
Net transaction with Kellanova, including separation adjustment			163			7	170
Reclassification of net parent investment to Common stock and capital in excess of par value	86	—	(320)	320			—
Dividends declared ($0.16 per share)					(14)		(14)
Other comprehensive income (loss)						3	3
Stock compensation				6			6
Share issuances	—			1			1
Balance, December 30, 2023	86	$—	$—	$327	$1	$(28)	$300
Refer to Notes to Consolidated Financial Statements.

WK Kellogg Co
CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)	2023	2022	2021
Operating activities
Net income (loss)	$110	$(25)	$162
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	66	68	68
(Gain) / loss on retirement of equipment	14	—	—
Pension and postretirement benefit plan expense (benefit)	(60)	112	(157)
Insurance recoveries	(4)	—	—
Deferred income taxes	(4)	(15)	13
Stock compensation	8	3	2
Other	—	1	—
Postretirement benefit plan contributions	—	(1)	(1)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(85)	(74)	61
Inventories	86	(102)	(50)
Accounts payable	167	77	(53)
Income taxes payable	7	—	—
Accrued advertising and promotion	79	23	(40)
Accrued salaries and wages	25	7	(4)
All other current assets and liabilities	13	(21)	6
Net cash provided by (used in) operating activities	$422	$53	$7
Investing activities
Additions to properties	(150)	(71)	(75)
Property damage recoveries from insurance proceeds	4	—	—
Net cash provided by (used in) investing activities	$(146)	$(71)	$(75)
Financing activities
Proceeds from borrowings under the Credit Agreement	664	—	—
Repayment of borrowings under the Credit Agreement	(164)	—	—
Payment of financing fees	(7)	—	—
Issuances of notes payable, with maturities less than 90 days	4	—	—
Dividend to Kellanova	(663)	—	—
All other net transfers (to) from Kellanova	(8)	18	68
Dividends paid	(14)	—	—
Net cash provided by (used in) financing activities	$(188)	$18	$68
Effect of exchange rate changes on cash and cash equivalents	1	—	—
Increase (decrease) in cash and cash equivalents	$89	$—	$—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$89	$—	$—

Supplemental cash flow disclosures:
Interest paid	$10	$—	$—
Income taxes paid	$2	$—	$—

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$12	$38	$13
Supplemental cash flow disclosures of non-cash financing activities:
Contribution of certain assets and liabilities to WK Kellogg Co by Kellanova	$190	$—	$—
Refer to Notes to Consolidated Financial Statements.

WK Kellogg Co
Notes to Consolidated Financial Statements
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

On September 11, 2023, the Board of Directors of Kellanova approved the Spin-Off (the “Spin-Off”) of the Cereal Business through the distribution of shares of WK Kellogg Co common stock to Kellanova share owners (the “Distribution”). In connection with the Distribution, WK Kellogg Co underwent an internal reorganization following which it became the holder, directly or through its subsidiaries, of the Cereal Business. On October 2, 2023, the Spin-Off was achieved through Kellanova's distribution of one share of WK Kellogg Co’s common stock for every four shares of Kellanova common stock to Kellanova’s share owners as of the close of business on the record date of September 21, 2023. On October 2, 2023, WK Kellogg Co began trading as an independent publicly traded company under the stock symbol "KLG" on the New Your Stock Exchange. Prior to October 2, 2023, WK Kellogg Co was wholly owned by Kellanova.

In connection with the Spin-Off, the Company entered into several agreements with Kellanova that govern the relationship of the parties following the Spin-Off and allocate between WK Kellogg Co and Kellanova various assets, liabilities, and obligations, including, among other things, employee benefits, intellectual property, and tax related assets and liabilities. The agreements included a Separation and Distribution Agreement, Employee Matters Agreement, Supply Agreement, Master Ownership and License Agreement regarding Patents, Trademarks and Certain Related Intellectual Property, Tax Matters Agreement and Transition Services Agreement.

Basis of presentation
The accompanying financial statements are presented on a consolidated basis as the Company is a standalone public company. Prior to the Spin-Off, the Company historically operated as part of Kellanova. Certain information from prior to the Spin-Off was derived from the consolidated financial statements and accounting records of Kellanova. These statements reflect the historical results of operations, financial position and cash flows of the Company prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

For periods prior to the Spin-Off, the Consolidated Financial Statements are presented as if the Company had been carved out of Kellanova, and included the attribution of certain assets and liabilities that had been held at Kellanova but which are specifically identifiable or attributable to our Business. They include expense allocations for: (1) co-manufacturing, product warehousing and distribution; (2) a combined sales force and management; (3) certain support functions that were provided on a centralized basis within Kellanova, including, but not limited to executive oversight, treasury, finance, internal audit, legal, information technology, human resources, communications, facilities, and compliance; and (4) employee benefits and compensation, including stock based compensation. These expenses were allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated on a basis of gross sales value, production pounds, headcount or other applicable measures. Management believes the assumptions underlying these Consolidated Financial Statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. Nevertheless, the periods prior to the Spin-Off that are included within the Consolidated Financial Statements may not reflect the results of operations, financial position and cash flows had the Company been a standalone company during the periods presented. Actual costs that the Company may have incurred had it been a standalone company would depend on a number of factors, including its organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.

The allocation of expenses from Kellanova to WK Kellogg Co was reflected as follows in the Consolidated Financial Statements for the years-ended December 30, 2023, December 31, 2022 and January 1, 2022:

(millions)	2023	2022	2021
Cost of goods sold	$128	$172	$169
Selling, general and administrative	233	308	256
Other (income) expense, net	(43)	106	(176)
Total	$318	$586	$249

The Consolidated Financial Statements also include $102 million and $26 million of separation costs related to the separation from Kellanova for the years-ended December 30, 2023 and December 31, 2022, respectively. These were primarily related to legal and consulting costs. Prior to the Spin-Off, the Company was allocated a pro rata portion of costs incurred by Kellanova to evaluate, plan and execute the Spin-Off. These charges were primarily related to legal and consulting costs. The Company was allocated a pro rata portion of those costs, that they received a benefit from, based on either specific identification, where possible, or a proportional cost method based on gross sales value.
Prior to the Spin-Off, Kellanova used a centralized approach to cash management and financing of operations. The majority of WK Kellogg Co’s businesses were part of Kellanova’s cash pooling arrangements to maximize Kellanova’s availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash balances were swept regularly from WK Kellogg Co’s accounts. Cash transfers to and from Kellanova’s cash concentration accounts and the resulting balances at the end of each reporting period prior to the Spin-Off are reflected in net parent company investment in the Consolidated Balance Sheet.

Additionally, prior to the Spin-Off we participated in Kellanova's hedging program which historically used a combination of long-term contracts with suppliers and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. The Consolidated Statement of Income reflects a reasonable allocation of the impacts of our participation in Kellanova’s hedging program.
Debt obligations and related financing costs of Kellanova have not been included in the Consolidated Financial Statements of WK Kellogg Co for all periods prior to the Spin-Off, because WK Kellogg Co is not a party to the obligations between Kellanova and the debt holders. The debt obligations and related financing costs of WK Kellogg Co have been described in Note 7 "Debt".

For periods prior to the Spin-Off, our employees participated in Kellanova benefit and stock-based compensation plans. A portion of the cost of those plans related to our employees is included in our Consolidated Financial Statements. However, the Consolidated Balance Sheet does not include any equity issued related to stock-based compensation plans or any net benefit plan obligations unless the benefit plan covers only our dedicated employees or where the entire legal obligation associated with the benefit plan transferred to WK Kellogg Co post-spin. During the third quarter of 2023, in connection with the Spin-Off, certain pension and nonpension postretirement plans that were previously sponsored by Kellanova were divided such that the plans became dedicated to our employees and sponsored by WK Kellogg Co. See Note 9 "Pension and Postretirement Benefits" for further details on the assumption of pension and postretirement assets and liabilities and related costs.

Prior to the Spin-Off, the Company's operations have historically been included in the consolidated U.S. federal, certain state and local tax returns filed by Kellanova. We also filed certain separate U.S. state and local and foreign income tax returns. The Company has calculated its provision for income taxes using a separate return method as if the Company was a separate group of companies under common ownership. Under this method, the Company is assumed to file hypothetical separate returns with the tax authorities, thereby reporting its taxable income or loss and paying the applicable tax to or receiving the appropriate refund from Kellanova. The Company reports deferred taxes on its temporary differences and on any carryforwards that it could claim on its hypothetical returns. Cash tax payments, current and deferred tax balances and unremitted foreign earnings may not be reflective of the Company’s actual tax balances prior to or subsequent to the distribution.

The Company manages its business and reports its operations in one operating and reportable segment, engaged in the manufacturing, marketing and sales of cereal products in North America. Consistent with our operational structure, our Chief Operating Decision Maker (“CODM”), makes resource allocation and business decisions on a consolidated basis. Our CODM also uses consolidated single-segment financial information for the purpose of evaluating financial performance, allocating resources, setting incentive compensation targets, as well as forecasting future period financial results.
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2023, 2022 and 2021 fiscal years each contained 52 weeks and ended on December 30, 2023, December 31, 2022, and January 1, 2022, respectively. Certain prior period amounts have been updated to conform to the current period presentation.
During the second quarter of 2023, the Company identified certain immaterial errors in its unaudited historical Combined Financial Statements as of and for the three month period ended April 1, 2023, related primarily to certain information technology, inventory and operational costs recorded by Kellanova which should have been recorded by WK Kellogg Co in its previously issued Unaudited Combined Statement of Cash Flows for the three month period ended April 1, 2023. Although management has determined that such errors did not materially misstate such prior financial statements, the Company has revised its Unaudited Combined Statement of Cash Flows to increase Net cash (used in) provided by financing activities by $6 million and decrease Net cash provided by operating activities by $5 million resulting in a net Increase (decrease) in cash and cash equivalents associated with a cash infusion from Kellanova of $1 million. This revision has no impact on our Statement of Cash Flows for the year ended December 30, 2023 as presented in this Form 10-K.
The financial information included in the Consolidated Financial Statements reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income (loss), financial position, equity and cash flows for the periods presented.
NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. The Company's critical estimates include those related to promotional expenditures, retirement benefits, and income taxes. Actual results could differ from those estimates and could be impacted from macroeconomic conditions.
Cash, cash equivalents and restricted cash
Highly liquid investments with remaining stated maturities of three months or less when purchased are considered cash equivalents and recorded at cost. A portion of cash received related to the accounts receivable factoring program is restricted as part of the collateralization agreement. As of December 30, 2023 and December 31, 2022, the amount of restricted cash was $13 million and $0 million, respectively, and is included in cash and cash equivalents in the Consolidated Balance Sheets.
Accounts receivable
Accounts receivable consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for expected credit losses and prompt payment discounts. Trade receivables do not bear interest. The allowance for expected credit losses represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances, historical loss information, and an evaluation of customer accounts for potential future losses. Account balances are written off against the allowance when management determines the receivable is uncollectible. The allowance for expected credit losses, additions charged to expense and expected credit losses charged to the reserve were immaterial for all periods presented. For the fiscal years-ended 2023 and 2022 the Company did not have off-balance sheet credit exposure related to its customers. Please refer to Note 3 "Sale of Accounts Receivable" for information on sales of accounts receivable.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis.

Property
The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): buildings 10-50; manufacturing machinery and equipment 15-30; vehicles 4-7; office furniture and fixtures 5.

Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. There were no material assets held for sale as of December 30, 2023 or December 31, 2022.
Goodwill and other intangible assets
Goodwill and indefinite-lived intangibles are not amortized, but are evaluated for impairment as part of the Company's annual business planning cycle in the fourth quarter of each year, or when impairment indicators are present. In preparing the Consolidated Financial Statements, the Company's goodwill and indefinite-life intangible assets were evaluated for potential impairment on a standalone basis.

For goodwill and indefinite lived intangibles, we consider qualitative factors to assess if it is more likely than not that the fair value of these assets is below the carrying value. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.

For qualitative assessments, the Company analyzes a variety of factors that may influence the fair value of the asset, including but not limited to macroeconomic conditions, cost factors, industry and market conditions, holistic financial performance, share price and other relevant factors.

Goodwill
We review our operating segment and reporting unit structure annually or as significant changes in the organization occur and assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our reporting units with goodwill. Annually during the fourth quarter, in conjunction with our annual budgeting process, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may instead perform a quantitative impairment test.

In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value with a reporting unit’s fair value being estimated using market multiples. This approach employs market multiples based on either sales or earnings before interest, taxes, depreciation and amortization for companies that are comparable to our reporting units.In the event the fair value determined using the market multiple approach is close to carrying value, we may supplement the fair value determination using discounted cash flows that incorporates assumptions surrounding planned growth rates, market-based discount rates and estimates of residual value. The assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables. If the carrying value of our reporting unit exceeds its fair value, we consider the reporting unit impaired and reduce its carrying value of goodwill such that the reporting unit’s new carrying value is the estimated fair value.
Intangible Assets
The Company assesses indefinite-life intangible assets impairment risk throughout the year by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of these intangible assets. In the event a quantitative test is performed, the Company compares an intangible asset’s estimated fair value, determined using a relief from royalty approach, with its carrying value, with the intangible asset’s fair value being determined using estimates of future cash flows to be generated from that asset based on estimates of future sales, as well as assumptions surrounding earnings growth rates, royalty rates and discount rates consistent with rates used by market participants. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value. The Company does not have any definite-life intangible assets.

Supplier Financing Programs
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal is to capture overall supplier savings, in the form of payment terms or vendor funding, and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers.

The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 30, 2023, $142 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. Prior to the Spin-Off, the Company participated in Kellanova's supplier financing program, resulting in $138 million of the Company’s outstanding payment obligations placed in the accounts payable tracking system as of December 31, 2022.
Revenue recognition
The Company recognizes sales upon delivery of its products to customers. Revenue, which includes shipping and handling charges billed to the customer, is reported net of applicable discounts, returns, allowances, and various government withholding taxes. Methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance.
The Company recognizes revenue from the sale of food products which are sold to retailers through direct sales forces, broker and distributor arrangements. The Company also recognizes revenue from the license of our trademarks granted to third parties who use these trademarks on their merchandise. Revenue from these licenses is not material to the Company.
Contract balances recognized in the current period that are not the result of current period performance are not material to the Company. The Company also does not incur costs to obtain or fulfill contracts.
The Company does not adjust the promised amount of consideration for the effects of significant financing components as the Company expects, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
The Company accounts for shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities recorded in cost of goods sold ("COGS") rather than as a promised service.
The Company excludes from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for sales taxes.
Performance obligations
The Company recognizes revenue when (or as) performance obligations are satisfied by transferring control of the goods to customers. Control is transferred upon delivery of the goods to the customer. The customer is invoiced with payment terms which are commensurate with the customer’s credit profile. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.
The Company assesses the goods and services promised in its customers’ purchase orders and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all the goods or services promised, whether explicitly stated or implied based on customary business practices. For a purchase order that has more than one performance obligation, the Company allocates the total consideration to each distinct performance obligation on a relative standalone selling price basis.
Significant Judgments
The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. Where applicable, future provisions are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance.
The Company's promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally immaterial in relation to net sales and recognized as a change in management estimate in a subsequent period. The liability associated with these promotions was recorded in accrued advertising and promotion which amounted to $121 million and $103 million as of December 30, 2023 and December 31, 2022, respectively.
The Company classifies promotional expenditures to its customers, the cost of consumer coupons, and other cash redemption offers in net sales.
Advertising and promotion
The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense is classified in selling, general and administrative ("SGA") expense.
The Company also classifies consumer promotional expenditures in SGA expense. These promotional expenses are estimated using various techniques including historical cash expenditure and redemption experience and patterns. Differences between estimated expense and actual redemptions are normally immaterial and recognized as a change in management estimate in a subsequent period. The liability associated with these advertising and promotional activities is recorded in accrued advertising and promotion.
The cost of promotional package inserts is recorded in COGS.
Research and development
The costs of research and development ("R&D") are expensed as incurred and are classified in SGA expense. R&D includes expenditures for new product and process innovation, as well as significant technological improvements to existing processes. The Company’s R&D expenditures primarily consist of internal salaries, wages, consulting, and supplies attributable to time spent on R&D activities. Other costs include depreciation and maintenance of research facilities and equipment, including assets at manufacturing locations that are temporarily engaged in pilot plant activities.
Stock-based compensation
The Company uses stock-based compensation, including restricted stock, restricted stock units, and executive performance shares, to provide long-term performance incentives for its workforce.
The Company classifies pre-tax stock compensation expense in SGA expense and COGS within its corporate operations. Expense attributable to awards of equity instruments is recorded in capital in excess of par value in the Consolidated Balance Sheets.
Certain of the Company’s stock-based compensation plans contain provisions that prorate vesting of awards upon retirement, disability, or death of eligible employees and directors. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period. Any forfeitures for non-retirement eligible individuals are recognized when incurred.

Income taxes
The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company recognizes taxes due under the Global Intangible Low-Taxed Income (GILTI) provision as current period expense and income tax-related interest and penalties as interest expense and SGA expense, respectively, on the Consolidated Statements of Income. The current portion of the Company’s unrecognized tax benefits is presented in the Consolidated Balance Sheets in other current assets and other current liabilities, and the amounts expected to be settled after one year are recorded in other assets and other liabilities.

Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration as well as the reinvestment assertion regarding our undistributed foreign earnings. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future.
Derivative Instruments
The Company uses financial instruments in the management of foreign currency and commodity price risks that are inherent to its business operations. Such instruments are not held or issued for trading purposes.

The Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases and intercompany transactions. Additionally, the Company is exposed to volatility in the translation of foreign currency denominated earnings to U.S. dollars. The Company assesses foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in long or short currency positions. Forward contracts and options are generally less than 18 months in duration.

Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in the Consolidated Statements of Income on the same line as the underlying hedged transaction.
Derivative instruments are classified on the Consolidated Balance Sheets based on the contractual maturity of the instrument or the timing of the underlying cash flows of the instrument for derivatives with contractual maturities beyond one year. Any collateral associated with derivative instruments is classified as other assets or other current liabilities on the Consolidated Balance Sheets depending on whether the counterparty collateral is in an asset or liability position. Margin deposits related to exchange-traded commodities are recorded in accounts receivable, net on the Consolidated Balance Sheet. On the Consolidated Statements of Cash Flows, cash flows associated with derivative instruments are classified according to the nature of the underlying hedged item. Cash flows associated with collateral and margin deposits on exchange-traded commodities are classified as investing cash flows when the collateral account is in an asset position and as financing cash flows when the collateral account is in a liability position.
Qualifying derivatives are accounted for as cash flow hedges when the hedged item is a forecasted transaction. Gains and losses on these instruments are recorded in other comprehensive income until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) ("AOCI") to the Consolidated Statements of Income on the same line item as the underlying hedged transaction.
Qualifying derivatives are accounted for as fair value hedges when the hedged item is a recognized asset, liability, or firm commitment. Gains and losses on these instruments are recorded in earnings, offsetting gains and losses on the hedged item.
Pension benefits, nonpension postretirement and postemployment benefits
The Company sponsors a number of U.S., Canadian and Mexican plans to provide pension, health care, and other welfare benefits to retired employees, as well as salary continuance, severance, and long-term disability to former or inactive employees.
The recognition of benefit expense is based on actuarial assumptions, such as discount rate, long-term rate of compensation increase, and long-term rate of return on plan assets and health care cost trend rate. Service cost is reported in COGS and SGA expense on the Consolidated Statements of Income. All other components of net periodic pension cost are included in other income (expense) ("OIE").
Pension and nonpension postretirement benefits.  The Company recognizes actuarial gains and losses in operating results in the year in which they occur. Experience gains and losses are recognized annually as of the measurement date, which is the Company’s fiscal year-end, or when remeasurement is otherwise required under generally accepted accounting principles. The Company uses the fair value of plan assets to calculate the expected return on plan assets.
Postemployment benefits.  The Company recognizes an obligation for postemployment benefit plans that vest or accumulate with service. Obligations associated with the Company’s postemployment benefit plans, which are unfunded, are included in other current liabilities and other liabilities on the Consolidated Balance Sheet. All gains and losses are recognized over the average remaining service period of active plan participants. Postemployment benefits that do not vest or accumulate with service or benefits to employees in excess of those specified in the respective plans are expensed as incurred.
Management reviews the Company’s expected long-term rates of return annually; however, the benefit trust investment performance for one particular year does not, by itself, significantly influence this evaluation. The expected rates of return are generally not revised provided these rates fall between the 25th and 75th percentile of expected long-term returns, as determined by the Company’s modeling process.
For defined benefit pension and postretirement plans, the Company records the net overfunded or underfunded position as a pension asset or pension liability on the Consolidated Balance Sheets.
Leases
The Company leases certain warehouses, equipment, vehicles, and office space primarily through operating lease agreements. Finance lease obligations and activity are not material to the Consolidated Financial Statements. Lease obligations are primarily for real estate assets, with the remainder related to manufacturing and distribution related equipment and vehicles. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
A portion of the Company's real estate leases include future variable rental payments that include inflationary adjustment factors. The future variability of these adjustments is unknown and therefore not included in the minimum lease payments. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The leases have remaining terms which range from less than 1 year to 9 years and the majority of leases provide the Company with the option to exercise one or more renewal terms. The length of the lease term used in recording lease assets and lease liabilities is based on the contractually required lease term adjusted for any options to renew or early terminate the lease that are reasonably certain of being executed.
The Company combines lease and non-lease components together in determining the minimum lease payments for the majority of leases. The Company has elected to not combine lease and non-lease components for assets controlled indirectly through third party service-related agreements that include significant production related costs. The Company has closely analyzed these agreements to ensure any embedded costs related to the securing of the leased asset is properly segregated and accounted for in measuring the lease assets and liabilities.
The majority of the leases do not include a stated interest rate, and therefore the Company's periodic incremental borrowing rate is used to determine the present value of lease payments. This rate is calculated based on a collateralized rate for the specific currencies used in leasing activities and the borrowing ability of the applicable Company legal entity.
Foreign currency translation
Our operations outside of the United States (U.S.) are recorded in the functional currency of each foreign entity which is determined by a review of the environment where each foreign entity primarily generates and expends cash. The results of operations for our foreign entities are translated from functional currencies into U.S. dollars using the weighted average currency rate for the period. Assets and liabilities are translated using the period end exchange rates. The U.S. dollar effects that arise from translating the net assets of these foreign entities are recorded in Accumulated other comprehensive (loss) income.

Accounting standards adopted during the period
Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations: Disclosure of Supplier Finance Program Obligations. In September 2022, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") to improve the disclosures of supplier finance programs. Specifically, the ASU requires disclosure of key terms of the supplier finance programs and a rollforward of the related obligations. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted the ASU in the first quarter of 2023.
Accounting standards adopted in future periods

Segment Reporting: Improvements to Reportable Segment Disclosures: The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments apply to all public entities that are required to report segment information in accordance with Topic 280. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company is currently assessing the impact of this ASU on its disclosures.
Income Taxes: Improvements to Income Tax Disclosures: The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of this ASU on its disclosures.
NOTE 3
SALE OF ACCOUNTS RECEIVABLE
The Company has a program in which a discrete group of customers are allowed to extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program).
Following the Spin-Off, the Company entered into a factoring agreement with an unaffiliated financial institution specifically designed to factor trade receivables with certain customers that have extended terms. Under this factoring arrangement, from time to time, the Company sells these certain customers’ trade receivables at a discount on a non-recourse basis. A portion of the cash proceeds is subject to certain restrictions. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheets. The factoring program provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however, the maximum receivables that may be sold at any time is approximately $350 million. During the fourth quarter of 2023, the Company amended the previous factoring agreements to increase the maximum receivables sold limit from $250 million to $350 million.
For all periods prior to the Spin-Off, the Company participated in Kellanova's monetization program and received an allocation of the recorded net loss on sale of receivables, based on the proportion of monetized receivable. Kellanova's program allowed for maximum receivables sold at one time of $1.1 billion.
The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of December 30, 2023 and December 31, 2022 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements. Accounts receivable sold of $266 million and $256 million remained outstanding under these arrangements as of December 30, 2023 and December 31, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $13 million, $7 million and $2 million for the years-ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. The recorded loss is included in Other income (expense).

NOTE 4
GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of Goodwill and Other intangible assets are presented in the following tables:

(millions)	2023	2022
Goodwill	$53	$53
Other intangible assets - trademarks	57	$57
The Other intangible assets are indefinite in nature and are related to the Kashi and Bear Naked trademarks.
Annual impairment testing
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually for impairment of value or when indicators of a potential impairment are present. In preparing the Consolidated Financial Statements, our goodwill and other intangible assets were re-evaluated for potential impairment. The Company's annual impairment testing performed during the fourth quarter of 2023 consisted of qualitative testing for all goodwill. Intangible assets were evaluated using quantitative testing, in which fair value was determined using a relief from royalty valuation method that includes estimates and significant assumptions of future cash flows to be generated from that asset based on estimates of future sales, royalty rates and discount rates consistent with rates used by market participants. The Company determined the fair value of both goodwill and the intangible assets exceeds its carrying value and no heightened risk of impairment of individual intangible assets or reporting units was identified as it relates to goodwill and other intangible assets.
NOTE 5
EQUITY

Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of unvested restricted stock units.

On October 2, 2023, Kellanova distributed 85,631,304 shares of the Company's common stock to Kellanova's share owners in connection with the Spin-Off. For comparative purposes, weighted average shares outstanding for the years-ended December 31, 2022 and January 1, 2022 have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Spin-Off and assume the same basic weighted average shares. For years-ended prior to the Spin-Off, it is assumed that there are no dilutive securities as there were no stock-based awards of WK Kellogg Co outstanding. Additionally, the Company has the authority to issue up to 50,000,000 shares of preferred stock, of which zero shares were issued and outstanding as of December 30, 2023.

Stock transactions
The Company issues shares-based awards to its directors, officers and employees under its long-term incentive plan, as further discussed in Note 8, "Stock Compensation".

Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to share owners. Other comprehensive income consists of foreign currency translation adjustments and adjustments for net experience gains (losses), prior service credit (costs) related to employee benefit plans, which are recorded in other income (expense) within the statement of income, upon reclassification from AOCI. The related tax effects of these items are recorded in income tax expense within the statement of income, upon reclassification from AOCI.

Accumulated other comprehensive income (loss) as of December 30, 2023 and December 31, 2022 consisted of the following:

(millions)	December 30, 2023	December 31, 2022
Foreign currency translation adjustments	$(35)	$(38)
Postretirement and postemployment benefits:
Prior service credit (cost)	7	—
Total accumulated other comprehensive income (loss)	$(28)	$(38)
NOTE 6
LEASES AND OTHER COMMITMENTS
Operating lease costs for all periods presented were immaterial to the consolidated financial statements. Right-of-use assets and liabilities are classified in other assets and other liabilities, respectfully, on the Consolidated Balance Sheets.

(millions)	Year ended December 30, 2023	Year ended December 31, 2022	Year ended January 1, 2022
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$—	$—
Right-of-use assets obtained in exchange for operating lease liabilities
New leases	$19	$—	$—
Modified leases	$—	$—	$—

Weighted-average remaining lease term - operating leases	3 years	n/a	n/a
Weighted-average discount rate - operating leases	6.7%	—	—
At December 30, 2023 future maturities of operating leases were as follows:

(millions)	Operating leases
2024	$7
2025	4
2026	3
2027	3
2028	1
2028 and beyond	1
Total minimum payments	$19
Less interest	(1)
Present value of lease liabilities	$18
There were no operating leases signed but not commenced as of December 30, 2023.
In connection with the Spin-Off, the Company executed an agreement with Kellanova, in which Kellanova leases a portion of the Company's headquarters office building in Battle Creek, Michigan. The lease is scheduled to expire in 2035, with two optional extensions of five years each. A base rent amount, plus additional general operating expenses are to be paid to the Company on a monthly basis. The income received during 2023 related to this agreement was immaterial to the Consolidated Financial Statements.

NOTE 7
DEBT
Prior to the Spin-Off, Kellanova's third-party debt and the related interest expense was not allocated to the Company for any periods, because the Company was not a party to the obligations between Kellanova and the debt holders.
In connection with the Spin-Off, the Company entered into a Credit Agreement (the “Credit Agreement”), consisting of a $500 million term loan (the "Term Loan"), $250 million delayed draw term loan, and $350 million equivalent multicurrency revolving credit facility (collectively, the “Credit Facility”). Prior to the Spin-Off, the Company distributed $663 million of the Credit Facility proceeds to Kellanova in the form of a dividend.
The Credit Facility has an initial term of five years and matures on September 12, 2028. Interest on the loans under the Credit Agreement are calculated by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate, plus an interest rate margin equal to in the case of SOFR loans, 1.75%, and in the case of alternate base rate loans, 0.75%, each with related step-ups and step-downs based on the Company's consolidated net leverage ratio as defined in the Credit Agreement. Interest expense for the year ended December 30, 2023 was $10 million.
Under the Credit Facility, the Company has the right at any time, subject to customary conditions, to request incremental term loans or an increase to the revolving credit facility in an aggregate principal amount of up to the greater of $250 million and 100% of Consolidated EBITDA, as defined in the Credit Agreement, for the preceding four fiscal quarters of WK Kellogg Co. Any such addition of or increase in loans will be subject to certain customary conditions precedent and other provisions.
The Credit Facility also contains customary mandatory prepayments, including with respect to asset sale proceeds and proceeds from certain occurrences of indebtedness. The Company may voluntarily repay outstanding loans under the Credit Facility at any time without premium or penalty.
The Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to (i) 2.50% in year one, (ii) 5.00% in years two and three, (iii) 7.50% in year four and (iv) 10.00% in year five, of the original principal amount thereon, with the balance being payable on the date that is five years after the closing of the Credit Facility.
Our obligations under the Credit Facility (collectively, “Credit Facility Obligations”) are guaranteed (the “Credit Facility Guarantees”) by our existing and future direct and indirect subsidiaries of the Company (in such capacity, the “Credit Facility Guarantors”). The Credit Facility Obligations are expected to be secured by first priority liens on substantially all assets, subject to customary exceptions, of the Company and the Credit Facility Guarantors. The Credit Facility Guarantees and security interest of a Credit Facility Guarantor may be released where such Credit Facility Guarantor ceases to be a consolidated subsidiary of us pursuant to a transaction permitted under the Credit Facility. The Credit Facility contains various covenants, including, for example, those that restrict our ability and the ability of our consolidated subsidiaries to incur certain types of indebtedness or to grant certain liens on their respective property or assets. The Company was in compliance with all financial covenants contained in these agreements as of December 30, 2023.
In connection with the Credit Facility issuance, the Company incurred $7 million of debt issuance costs, of which $5 million is related to the term loan and is reflected as a reduction in long-term debt and current maturities of long-term debt, and $2 million is related to the revolving credit facility and is reflected in other assets. Amortization of debt issuance costs for the year-ended December 30, 2023 was immaterial.
As of December 30, 2023, outstanding borrowings under the Credit Facility were $500 million, comprised of a $500 million term loan, of which $9 million was recognized as the current portion. As of December 30, 2023, there was an additional $600 million available for future borrowing under the Credit Facility.
Scheduled principal repayments on long-term debt are (in millions): 2024 - $9; 2025 - $28; 2026 - $25; 2027 - $38; and 2028 - $400.

NOTE 8
STOCK COMPENSATION
The Company uses various equity-based compensation programs to provide long-term performance incentives for its officers and certain employees. Currently, these incentives consist principally of restricted stock units. The Company also sponsors an employee discounted stock purchase plan in the United States. Additionally, the Company awards shares of common restricted stock to its outside directors as part of their compensation for serving on the Board.
Prior to the Spin-Off, certain Company employees participated in Kellanova's restricted stock unit and performance incentive plan. In connection with the Spin-Off, the Company's Board of Directors approved the 2023 Long-Term Incentive Plan (“2023 Plan”). The 2023 Plan provides for a grant consisting of incentive performance units, restricted stock or restricted stock units, and stock appreciation rights.
Under the Company’s 2023 Plan, 5.1 million shares have been authorized to be granted to employees and officers. As of December 30, 2023, there were 3.0 million remaining authorized, but unissued shares under the 2023 Plan.
Also, in connection with the Spin-Off, the Company's Board of Directors approved the WK Kellogg Co 2023 Employee Stock Purchase Plan (“ESPP”). The plan is a tax-qualified employee stock purchase plan made available to substantially all U.S. employees, which allows participants to acquire WK Kellogg Co stock at a discounted price. The purpose of the plan is to encourage employees at all levels to purchase stock and become share owners.
Spin-Off Impacts
Under the terms of the Employee Matters Agreement between the Company and Kellanova, in connection with the Spin-Off, performance stock unit awards granted to Company employees under the Kellanova's Plan were converted to performance stock units under the Company's 2023 Plan. Adjustments to the underlying shares and terms of performance units were made to preserve the intrinsic value of the awards immediately before the Spin-Off. The adjustment of the underlying shares and exercise prices, as applicable, was determined using a conversion ratio of 4.44 based on the relative values of the Kellanova's pre-Spin-Off stock price and the Company's post-Spin-Off stock price. The outstanding awards continue to vest over their original vesting periods and otherwise remain subject to the same terms and conditions that applied prior to the Spin-Off.
In addition, Company employees who have been granted performance stock unit awards and restricted stock unit awards prior to 2023 under the previous Kellanova Long Term Incentive Plan, will receive these awards in the form of Kellanova stock under existing terms and conditions of vesting and settlement. The associated compensation expense of these awards will be recognized by the Company in accordance with the Employee Matters Agreement.

For the periods prior to the Spin-Off, stock compensation expense related to employees have been allocated to the Company and recorded in cost of goods sold ("COGS") and selling general and administrative ("SGA") expense in the Combined Statement of Income. The non-cash stock compensation expense allocated to the Consolidated Financial Statements prior to the Spin-Off was related to the Company's dedicated employees that were specifically identified based on awards received under Kellanova’s plans. Stock compensation expense for corporate or shared employees was allocated to WK Kellogg Co primarily based on gross sales value.
Income Statement Impact
Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2023	2022	2021
Pre-tax compensation expense - direct	$10	$3	$2
Pre-tax compensation expense - allocated	$11	$17	$11
Pre-tax compensation expense - direct and allocated	$21	$20	$13
Related income tax benefit	$5	$5	$3
As of December 30, 2023, total stock-based compensation cost related to non-vested awards not yet recognized was $25 million and the weighted-average period over which this amount is expected to be recognized was 2.28 years.

Shares used to satisfy stock-based awards are issued out of authorized shares to the extent permitted by the respective plan provision. Refer to Note 5, "Equity" for information on shares issued during the periods presented to employees and directors under the long-term incentive plan.
Restricted Stock Units
During the periods presented, stock-based awards consisted principally of restricted stock units granted under the 2023 Plan.
In connection with the Spin-Off, the Company converted previously granted performance shares to restricted stock units which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares at conversion was 100% of the target amount. The associated dividend equivalents accrue and vest in accordance with the underlying award. Modification charges related to the conversion of awards were immaterial.
Restricted stock units typically have a three-year cliff vesting earning dividend equivalent units for awards granted beginning in 2023. Dividend equivalents accrue and vest in accordance with the underlying award. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant.
A summary of restricted stock unit activity, including the converted performance shares, for the year ended December 30, 2023, is presented in the following table:

Employee restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	—	$—
Granted	2,007	13
Vested	—	—
Forfeited	(10)	11
Non-vested, end of year	1,997	$13

No restricted stock units vesting occurred in the periods presented.
NOTE 9
PENSION AND POSTRETIREMENT BENEFITS
The Company sponsors a pension plan in the United States and several plans in the United States and Canada that provide health care and other welfare benefits to retired employees, who have met certain age and service requirements. The majority of these plans are funded or unfunded defined benefit plans or defined contribution plans for certain employee groups. Defined benefits for salaried employees are generally based on salary and years of service, while union employee benefits are generally a negotiated amount for each year of service. The Company contributes to voluntary employee benefits association ("VEBA") trusts to fund certain U.S. retiree health and welfare benefit obligations. The Company uses a December 31 measurement date for these plans and, when necessary, adjusts for plan contributions and significant events between December 31 and its fiscal year-end.

Spin-Off Impacts
Prior to the Spin-Off, our employees participated in certain plans sponsored by Kellanova, which include participants of Kellanova’s other businesses. As a result, such plans were accounted for as multiemployer plans and no asset or liability was recorded by the Company to recognize the funded status of these plans. In connection with the Spin-Off, certain pension and nonpension postretirement plans (collectively, the "Plans") that were previously sponsored by Kellanova were divided such that the plans became dedicated to our employees and sponsored by WK Kellogg Co. As such, the Company was required to assume certain pension and postretirement assets and liabilities, along with associated deferred costs, in accumulated other comprehensive income (loss). Kellanova incurred remeasurement gains upon separation of the Plans, of which $32 million was allocated to WK Kellogg Co. The remeasurement recognized by Kellanova was primarily due to the amendment of the Plans to split them in anticipation of the Spin-Off. Remeasurement losses were recognized on the pension plans due to a lower-than-expected return on plan assets and were offset by remeasurement gains on the postretirement plans due to a higher-than-expected return on plan assets. The Company did not make any contributions to these plans in 2023.

Expense
The following table summarizes the allocated expenses that were allocated to the company's Plans prior to the Spin-Off:

Type of plan		2023	2022	2021
Pension plans:
Direct plan	Net periodic benefit cost	1	—	—
Shared plans (multiemployer)	Cost allocation - COGS & SGA	5	11	12
Shared plans (multiemployer)	Cost allocation - OIE	10	27	(35)
Nonpension postretirement plans:
Direct plan	Net periodic benefit income	(6)	(4)	—
Shared plans (multiemployer)	Cost allocation - COGS & SGA	3	8	9
Shared plans (multiemployer)	Cost allocation - OIE	(65)	70	(143)
Total pension and nonpension postretirement (income)/expense		$(52)	$112	$(157)

The components of pension expense are presented in the following table for all plans directly attributable to the Company after the Spin-Off occurred. Service cost is recorded in COGS and SGA expense. All other components of net periodic benefit cost are included in OIE.

	Pension Benefits			Postretirement Benefits
(millions)	2023	2022	2021	2023	2022	2021
Service cost	$2	$—	$—	$1	$—	$—
Interest cost	8	—	—	6	—	—
Expected return on plan assets	(9)	—	—	(14)	—	—
Amortization of unrecognized prior service cost	1	—	—	(2)	—	—
Recognized net (gain) loss	4	—	—	(5)	—	—
Net periodic benefit expense (income)	$6	$—	$—	$(14)	$—	$—
The Company, and Kellanova prior to the Spin-Off, sponsor 401(k) or similar defined contribution savings plans for active employees. Expense related to these plans was $6 million in 2023 and immaterial in all prior periods. Company contributions to these savings plans approximate annual expense.
Obligations and funded status
The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables:

	Pension Benefits		Postretirement Benefits
(millions)	2023	2022	2023	2022
Change in projected benefit obligation
Beginning of year	$—	$—	$16	$22
Service cost	2	—	1	—
Interest cost	8	—	6	1
Actuarial (gain)loss	21	—	6	(5)
Benefits paid	(12)	—	(10)	(1)
Spin-Off impacts	586	—	474	—
Foreign currency adjustments	—	—	—	(1)
End of year	$605	$—	$493	$16
Change in plan assets
Fair value beginning of year	$—	$—	$—	$—
Actual return on plan assets	26	—	26	—
Benefits paid	(12)	—	(10)	—
Spin-Off impacts	456	—	757	—
Fair value end of year	$470	$—	$773	$—
Funded (unfunded) status	$(135)	$—	$280	$(16)

Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits			Postretirement Benefits
(millions)	2023		2022	2023	2022
Postretirement plan assets	$—		$—	$283	$—
Other current liabilities	—		—	—	(1)
Pension liability	(135)		—	—	—
Non-pension postretirement liability	—	0	—	(3)	(15)
Net amount recognized	$(135)		$—	$280	$(16)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits
(millions)	2023	2022	2023	2022
Prior service cost	$15	$—	$(20)	$—
Net amount recognized	$15	$—	$(20)	$—
The accumulated benefit obligation for all defined benefit pension plans was $605 million at December 30, 2023. Information for pension and postretirement plans with accumulated benefit obligations in excess of plan assets were:

	Pension Benefits		Postretirement Benefits
(millions)	2023	2022	2023	2022
Projected benefit obligation	$605	$—	n/a	$—
Accumulated benefit obligation	$605	$—	n/a	$16
Fair value of plan assets	$470	$—	n/a	$—
Information for pension plans with projected benefit obligations in excess of plan assets were:

(millions)	2023	2022
Projected benefit obligation	$605	$—
Accumulated benefit obligation	$605	$—
Fair value of plan assets	$470	$—
Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations were:

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023		2022	2021
Discount rate	5.2%	—%	—%	5.2%	—%	5.2%	2.9%
Long-term rate of compensation increase	6.0%	—%	—%	n/a		n/a	n/a
The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Discount rate	5.6%	—%	—%	5.4%	2.9%	2.5%
Discount rate - interest	5.6%	—%	—%	5.4%	—%	—%
Long-term rate of compensation increase	6.0%	—%	—%	n/a	n/a	n/a
Long-term rate of return on plan assets	7.8%	n/a	n/a	8.0%	—%	—%

Long-term rate of return on plan assets: The expected long-term rate of return is evaluated on an annual basis. The Company considers several factors when setting assumptions with respect to the long-term rate of return, including current and expected asset allocation and historical and expected returns on the plan asset categories. Actual asset allocations are regularly reviewed and periodically rebalanced to the targeted allocations when considered appropriate. Investment gains or losses represent the difference between the expected return estimated using the long-term rate of return and the actual return realized. Based on consolidated benefit plan assets at December 31, 2023, a 100 basis point increase or decrease in the assumed rate of return would correspondingly decrease or increase 2024 benefits expense by approximately $12 million. For the year ended December 31, 2023, our actual return on plan assets was greater than the recognized assumed return by $29 million.

Health care trend rates: The Company's initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with our expectations regarding short-term future trends. The initial trend rate for 2024 of 6.50% reflects the recognition of increased short-term inflation and the health care provisions of the Inflation Reduction Act. Our initial rate remains flat through 2025 before trending downward by 0.25% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience gain arising during 2023 from recognition of claims experience was approximately $19 million.

Discount rate: The Company utilizes a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. This spot rate approach provides a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. Based on consolidated obligations at December 31, 2023, a 25 basis point decline in the yield curve used for benefit plan measurement purposes would decrease 2024 benefits expense by approximately $1 million and would result in an immediate loss recognition of $25 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.

Despite the previously-described policies for selecting major actuarial assumptions, we periodically experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2023 (since company inception), we recognized a net actuarial gain of approximately $2 million. The total net gain recognized in 2023 was driven by a gain of approximately $29 million from greater than expected asset returns and a loss of approximately $27 million from plan experience, including assumption changes.
Plan assets
The Company categorized Plan assets within a three level fair value hierarchy described as follows:
Investments stated at fair value as determined by quoted market prices (Level 1) include:
Cash and cash equivalents:  Value based on cost, which approximates fair value.
Corporate stock, common:  Value based on the last sales price on the primary exchange.
Investments stated at estimated fair value using significant observable inputs (Level 2) include:
Cash and cash equivalents:  Institutional short-term investment vehicles valued daily.
Mutual funds:  Valued at exit prices quoted in active or non-active markets or based on observable inputs.
Collective trusts:  Valued at exit prices quoted in active or non-active markets or based on observable inputs.
Bonds:  Value based on matrices or models from pricing vendors.
Equity options: Value is based on exit prices quoted in active or non-active markets.
The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended December 30, 2023, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of December 30, 2023 and December 31, 2022 within the fair value hierarchy are as follows:

		Pension Benefits		Postretirement Benefits
(millions)	Fair Value Hierarchy Level	2023	2022	2023	2022
Cash and cash equivalents (a)	1, 2	$60	$—	$120	$—
Corporate stock, common	1	—	—	21	—
Bonds, corporate	2	86	—	141	—
Bonds, government	2	49	—	88	—
Bonds, other	2	6	—	9	—
Sub-total		$201	$—	$379	$—
Investments measured at net asset value (NAV) practical expedient (b)		269	$—	394	$—
Total plan assets		$470	$—	$773	$—
(a) Cash and cash equivalents related to pension benefits includes Level 1 assets of $(1) million and Level 2 assets of $61 million for 2023. Cash and cash equivalents related to postretirement benefits includes Level 1 assets of $0 million and Level 2 assets of $120 million for 2023.
(b) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
There were no unfunded commitments to purchase investments at December 30, 2023 or December 31, 2022.
The Company’s investment strategy for its defined benefit plans is to maintain a diversified portfolio of asset classes with the primary goal of meeting long-term cash requirements as they become due. Assets are invested in a prudent manner to maintain the security of funds while maximizing returns within the Plan’s investment policy. The investment policy specifies the type of investment vehicles appropriate for the Plan, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance. Derivatives, including swaps, forward and futures contracts, may be used as asset class substitutes or for hedging or other risk management purposes. It also provides guidelines enabling Plan fiduciaries to fulfill their responsibilities.
The current weighted-average target asset allocation reflected by this strategy is:

	Pension Benefits	Postretirement Benefits
Equity securities	41%	40%
Debt securities	53%	56%
Real estate and other	6%	4%
Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently does not expect to make contributions to its defined benefit pension plans and VEBA trusts during 2024.
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Pension	Postretirement
2024	$51	$36
2025	50	37
2026	50	37
2027	49	38
2028	49	38
2029-2032	230	187
NOTE 10
POSTEMPLOYMENT BENEFITS

Under certain conditions, the Company provides benefits to former or inactive employees, including salary continuance, severance, and long-term disability, in the United States and Canada. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension and postretirement benefits in Note 9 "Pension and Postretirement Benefits".

Prior to the Spin-Off, Kellanova provided benefits to former or inactive employees and a reasonable allocation of costs was made to the Consolidated Financial Statements. As the postemployment benefits prior to the Spin-Off were settled by Kellanova, the offset to allocated expense was recognized through net parent investment on the Consolidated Balance Sheets. Pursuant to the Employee Matters Agreement, the Company assumed certain postemployment liabilities related to its employees following a division of the postemployment plan that were previously sponsored by Kellanova and created standalone plans that were sponsored by the Company and dedicated to our employees.
The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2023	2022
Change in accumulated benefit obligation
Beginning of year	$—	$—
Spin-Off impacts	9
End of year	$—	$—
Funded status	$9	$—
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$1	$—
Other liabilities	8	—
Net amount recognized	$9	$—
Amounts recognized in accumulated other comprehensive income consist of
Net experience gain	4	—
Net amount recognized	$4	$—
The components of postemployment benefit expense was immaterial for all periods presented. Service cost is recorded in COGS and SGA expense. All other components of net periodic benefit cost are included in OIE.

Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)
2024	$1
2025	1
2026	1
2027	1
2028	1
2029-2032	5

NOTE 11
INCOME TAXES

Prior to the Spin-Off, Our operations have historically been included in the consolidated U.S. federal, certain foreign tax returns, certain state and local tax returns filed by Kellanova. Refer to Note 1 for additional information.
The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2023	2022	2021
Income before income taxes
United States	$128	$(59)	$166
Foreign	17	33	48
	145	(26)	214
Income taxes
Currently payable
Federal	27	—	23
State	4	4	6
Foreign	8	10	10
	39	14	39
Deferred
Federal	(1)	(14)	8
State	—	(1)	1
Foreign	(3)	—	4
	(4)	(15)	13
Total income taxes	$35	$(1)	$52
The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2023	2022	2021
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign rates varying from U.S. statutory rate	1.2	(9.5)	1.6
State income taxes, net of federal benefit	2.7	(7.2)	3.2
Nondeductible Permanent Items	1.1	(8.1)	0.5
Nondeductible spin costs	1.3	—	—
Inventory Donations (Sec. 170 (A))	(0.7)	4.6	(0.4)
Stock Options - Excess Benefit / Shortfall	0.2	3.1	—
Credits	(1.8)	5.2	(0.6)
APB 23	—	(1.8)	0.2
Other, net	(0.6)	(1.6)	(1.1)
Effective income tax rate	24.4%	5.7%	24.4%
As presented in the preceding table, the Company’s 2023 consolidated effective tax rate was 24.4%, as compared to 5.7% in 2022 and 24.4% in 2021.

The effective tax rate for 2023, 2022 and 2021 was impacted by state and local income taxes and the differential of WK Kellogg Co’s foreign statutory tax rates from the U.S. federal statutory tax rate. The effective tax rate for 2022 decreased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably a decrease in U.S. pre-tax earnings.

The Company had unremitted foreign earnings of approximately $61 million as of December 30, 2023 which it asserted to be permanently reinvested, primarily related to its Canadian subsidiary. The unrecognized deferred tax liability for these earnings is estimated to be immaterial. However, this estimate could change based on the manner in which the outside basis difference associated with these earnings reverses. Taxes will be provided on these earnings in the periods in which they are no longer considered reinvested.
Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2023 and 2022:

	Deferred tax assets		Deferred tax liabilities
(millions)	2023	2022	2023	2022
Advertising and promotion-related	4	2	—	—
Wages and payroll taxes	8	5	—	—
Inventory valuation	7	5	—	—
Employee benefits	—	—	36	—
Operating loss, credit and other carryforwards	—	14	—	—
Hedging transactions	—	—	—	1
Depreciation and asset disposals	—	—	64	80
Operating lease right-of-use assets	—	—	4	2
Operating lease liabilities	4	2	—	—
Trademarks and other intangibles	—	—	24	21
Research and development capitalization	2	7	—	—
Stock options	5	6	—	—
Other	5	—	—	—
	35	41	128	104
Less valuation allowance	—	—	—	—
Total deferred taxes	$35	$41	$128	$104
Net deferred tax asset (liability)	$(93)	$(63)
Classified in balance sheet as:
Other assets	$13	$—
Other liabilities	(106)	(63)
Net deferred tax asset (liability)	$(93)	$(63)
The Company recognized deferred tax assets in its 2022 tax provision related to operating loss carryforwards on a separate return basis. Upon separation, these losses were retained by the U.S. consolidated group of Kellanova and no tax attributes were transferred to the Company.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years-ended December 30, 2023, December 31, 2022 and January 1, 2022.

(millions)	2023	2022	2021
Balance at beginning of year	$5	$5	$7
Tax positions related to current year:
Additions	—	—	1
Tax positions related to prior years:
Additions	—	—	(1)
Dispositions/Acquisitions	(5)	—	—
Settlements	—	—	(1)
Lapses in statutes of limitation	—	—	(1)
Balance at end of year	$—	$5	$5

During the year ended December 30, 2023, December 31, 2022 and January 1, 2022, the Company recognized an immaterial amount of tax-related interest on unrecognized tax benefits.

The Company will file its first income tax returns for the year ended December 30, 2023. These returns will remain open to adjustment for 3 years from the date of filing for our U.S. and Canadian businesses.

NOTE 12
DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company is exposed to certain market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices, which exist as a part of its ongoing business operations. Management uses derivative and nonderivative financial and commodity instruments to manage these risks. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. As a matter of policy, the Company does not engage in trading or speculative hedging transactions.
Prior to the Spin-Off, the company participated in Kellanova's hedging program, which uses derivative and nonderivative financial and commodity instruments, including futures, options, and swaps, where appropriate, to manage risks. Since these derivative instruments were entered into and settled by Kellanova for both WK Kellogg Co and Kellanova's other businesses, no asset or liability was recorded on the Company's Consolidated Balance Sheets prior to the Spin-Off. However, an appropriate allocation of the gains/losses and fees associated with entering into derivative instruments has been included in the Company's Consolidated Statements of Income for each of the periods presented prior to Spin-Off. The fair value of derivative instruments executed subsequent to the Spin-Off, which are included within the Consolidated Balance Sheet as of December 30, 2023, was immaterial.
The effect of allocated and direct impacts to derivative instruments on the Consolidated Statements of Income for the years-ended December 30, 2023, December 31, 2022 and January 1, 2022 were as follows:

	Gain (loss) recognized in COGS			Gain (loss) recognized in other income (expense), net
(millions)	2023	2022	2021	2023	2022	2021
Commodity Contracts	$(13)	$15	$18	$—	$—	$—
Foreign Currency derivatives	$(2)	$12	$(1)	$—	$—	$(1)
NOTE 13
CONTINGENCIES
The Company is subject to various legal proceedings, claims, and governmental inspections or investigations in the ordinary course of business covering matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, environmental, intellectual property, workers’ compensation, employment and other actions. These matters are subject to uncertainty and the outcome is not predictable with assurance. The Company uses a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability and product liability.
The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at December 30, 2023. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.
In 2021, there was a fire at one of the Company's manufacturing facilities, the damages of which have been recovered via insurance policies. For the year ended December 30, 2023 the Company recognized insurance recoveries of $4 million in other income (expense), net related to recoveries for property damage. Accordingly, this amount has been reflected within net cash (used in) investing activities in the Consolidated Statement of Cash Flows. Additionally, for the year ended December 30, 2023, the Company recognized insurance recoveries of $16 million in COGS to offset the incremental costs incurred due to the fire. The proceeds from these recoveries were related to business interruption claims and have been reflected in net cash provided by operating activities in the Consolidated Statement of Cash Flows. For the year ended December 31, 2022, the Company recognized insurance recoveries of $16 million in COGS to offset the incremental costs incurred due to the fire. The proceeds from the recoveries were related to business interruption claims and have been reflected in net cash provided by operating activities in the Consolidated Statement of Cash Flows.

NOTE 14
SEGMENT REPORTING
The Company manages its operations through one operating and reportable segment, engaged in the manufacturing, marketing and sales of cereal products in North America. Consistent with our operational structure, our Chief Operating Decision Maker (“CODM”), makes resource allocation and business decisions on a consolidated basis. Our CODM also uses consolidated single-segment financial information for the purpose of evaluating financial performance, allocating resources, setting incentive compensation targets, as well as forecasting future period financial results.
Our products include various brands of cereal which are marketed under the Kellogg’s, Kashi and Bear Naked trade names.
The Company's largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 26%, 28% and 26% of consolidated net sales for the years-ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. These sales were primarily in the United States.
Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2023	2022	2021
Net sales
United States	$2,439	$2,369	$2,160
Canada	291	292	265
Other	33	34	35
Consolidated	$2,763	$2,695	$2,460
Long-lived assets
United States	$605	$544	$529
Canada	98	72	62
Other	36	29	28
Consolidated	$739	$645	$619

NOTE 15
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (Loss) (millions)	2023	2022	2021
Research and development expense	$25	$25	$27
Advertising expense (a)	$206	$178	$216
(a)Prior period amounts have been revised to correct the presentation of advertising expense for the years ended December 31, 2022 and January 1, 2022, as previously filed in our Form 10 preceding the Spin-Off.

Consolidated Balance Sheet (millions)	2023	2022
Trade receivables	$225	$213
Allowance for expected credit losses	—	—
Other receivables	19	16
Accounts receivable, net	$244	$229
Raw Materials	$49	$43
Manufacturing Supplies	53	70
Materials in process	15	20
Finished goods	228	298
Inventories	$345	$431
Land	$14	$10
Buildings	679	594
Machinery and equipment	1,799	1,784
Construction in progress	184	125
Accumulated depreciation	(1,937)	(1,868)
Property, net	$739	$645
Deferred income taxes	13	—
Cloud computing technology	17	—
Other	21	11
Other assets	$51	$11
Other third party	502	473
Kellanova (b)	39	11
Accounts Payable	$541	$484
Obligations under Transition Services Agreement	52	—
Other	53	47
Other current liabilities	$105	$47
(b)The $39 million payable to Kellanova represents various items Kellanova paid on our behalf, for which we owe reimbursement for amounts incurred related to the Spin-Off

Management’s Responsibility for Financial Statements
Management is responsible for the preparation of the Company’s consolidated financial statements and related notes. We believe that the consolidated financial statements present the Company’s financial position and results of operations in conformity with accounting principles that are generally accepted in the United States, using our best estimates and judgments as required.
The Board of Directors of the Company has an Audit Committee composed of four non-management Directors. The Committee meets regularly with management, internal auditors, and the independent registered public accounting firm to review accounting, internal control, auditing and financial reporting matters.
Formal policies and procedures, including an active Ethics and Business Conduct program, support the internal controls and are designed to ensure employees adhere to the highest standards of personal and professional integrity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures.

Management of the Company, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the period ending December 30, 2023. Based upon our evaluation, our CEO and our CFO have concluded that, as of the period ending December 30, 2023, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.
(b) Internal Control over Financial Reporting.
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for non-accelerated filers.
(c) Changes in Internal Control over Financial Reporting.
There were no changes during the fiscal quarter ended December 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the fiscal quarter ended December 30, 2023, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners (the “2024 Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.
Identification and Members of Audit Committee; Audit Committee Financial Expert — Refer to the information in the 2024 Proxy Statement under the caption “Board and Committee Membership,” which information is incorporated herein by reference.
Executive Officers of the Registrant — Refer to “Information about our Executive Officers” under Item 1 "Business: of this Annual Report.

Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller —We have adopted a Code of Ethics, which applies to all employees of WK Kellogg Co and its subsidiaries (including executives, corporate officers and members of the Board), and which can be found at www.wkkelloggco.com. We intend to post any amendments to the Code of Ethics or waivers by the Board of its requirements for any of our Directors or executive officers, on our website at www.wkkelloggco.com to the extent required by SEC and/or NYSE rules.
ITEM 11. EXECUTIVE COMPENSATION
Refer to the information under the captions “2023 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” and “Potential Post-Employment Payments,” of the 2024 Proxy Statement, which is incorporated herein by reference. Refer also to the information under the caption "Board and Committee Membership — Compensation and Talent Management Committee — Compensation Committee Interlocks and Insider Participation” and the caption “Compensation and Talent Management Committee Report” of the 2024 Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Refer to the information under the captions “Security Ownership — Five Percent Holders”, and “Security Ownership — Officer and Director Stock Ownership” and "Proposal 5 - Approval of an Amendment to the WK Kellogg Co 2023 Long-Term Incentive Plan" of the 2024 Proxy Statement, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to the information under the captions “Corporate Governance — Director Independence” and “Corporate Governance — Related Person Transactions” of the 2024 Proxy Statement, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Refer to the information under the captions “Proposal 4 — Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm — Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 4 — Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm — Preapproval Policies and Procedures” of the 2024 Proxy Statement, which information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The Consolidated Financial Statements and related Notes and the Report thereon of PricewaterhouseCoopers LLP dated March 8, 2024, are included herein in Part II, Item 8, Financial Statements and Supplementary Data.
1. Consolidated Financial Statements
Consolidated Statements of Income (Loss) for the years-ended December 30, 2023, December 31, 2022 and January 1, 2022.
Consolidated Statements of Comprehensive Income (Loss) for the years-ended December 30, 2023, December 31, 2022 and January 1, 2022.
Consolidated Balance Sheets at December 30, 2023 and December 31, 2022.
Consolidated Statements of Equity for the years-ended December 30, 2023, December 31, 2022 and January 1, 2022.
Consolidated Statements of Cash Flows for the years-ended December 30, 2023, December 31, 2022 and January 1, 2022.
Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238).
2. Consolidated Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
3. Exhibits required to be filed by Item 601 of Regulation S-K
The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Annual Report.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
2.1	Separation and Distribution Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2023)	IBRF
3.1	Amended and Restated Certificate of Incorporation of WK Kellogg Co (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
3.2	Amended and Restated By-Laws of WK Kellogg Co (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
4.1	Description of Securities Registered under Section 12 of the Exchange Act	E
10.1	Credit Facility by and among WK Kellogg Co and the lenders name therein, dated as of September 12, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 12, 2023).	IBRF
10.2	Employee Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.3	Supply Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.4	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.5	Master Ownership and License Agreement Regarding Trademarks and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.6	Tax Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.7	Transition Services Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.8	WK Kellogg Co Supplemental Savings and Investment Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.9	WK Kellogg Co 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on September 20, 2023).	IBRF
10.10	Form of Restricted Share Unit Terms and Conditions (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on August 1, 2023).	IBRF
10.11	WK Kellogg Co Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the SEC on September 20, 2023).	IBRF
10.12	WK Kellogg Co Executive Severance Benefit Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF
10.13	WK Kellogg Co Change of Control Severance Policy for Key Executives (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF
10.14	Retention Agreement and General Release with Doug VanDeVelde (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.15	Form of Recognition Award Agreement and General Release (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form 10 filed with the SEC on July 24, 2023).	IBRF
10.16	WK Kellogg Co Executive Survivor Income Plan (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.17	WK Kellogg Co Savings and Investment Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.18	Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (as amended and restated effective January 1, 2016) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.19	Amendment Number 1 to the Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.20	Amendment Number 2 to the Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023	IBRF
10.21	Amendment Number 3 to the Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.22	Spin-Off Amendment to the Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.23	Restricted Share Unit Special Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 15, 2023).	IBRF
10.24	Form of Retention Agreement and General Release (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 15, 2023).	IBRF
10.25	WK Kellogg Co Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF
10.26	Form of Restricted Share Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF
10.27	Form of Performance Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF
21.01	Domestic and Foreign Subsidiaries of WK Kellogg Co	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Norma Barnes-Euresti to execute our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, on behalf of each member of the Board of Directors.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary Pilnick	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by David McKinstray	E
32.1	Section 1350 Certification by Gary Pilnick	E
32.2	Section 1350 Certification by David McKinstray	E
97	WK Kellogg Clawback Policy adopted November 2, 2023	E
101.INS	Inline XBRL Instance Document	E
101.SCH	Inline XBRL Taxonomy Extension Schema Document	E
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	E

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	E
104	Cover Page Interactive Data file (formatted as Inline XBLR and contained in exhibit 1010)	E

We will furnish any of our Shareowners a copy of any of the above Exhibits not included herein upon the written request of such Shareowner and the payment to WK Kellogg Co of the reasonable expenses incurred in furnishing such copy or copies.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of March, 2024.

WK KELLOGG CO

By:	/s/	Gary Pilnick
Gary Pilnick
Chief Executive Officer and Chair of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Gary Pilnick Gary Pilnick	Chief Executive Officer and Chair of the Board and Director (Principal Executive Officer)	March 8, 2024

/s/ David McKinstray David McKinstray	Chief Financial Officer (Principal Financial Officer)	March 8, 2024

/s/ Lisa Walter Lisa Walter	Chief Accounting Officer (Principal Accounting Officer)	March 8, 2024

* Wendy Arlin	Director	March 8, 2024

* R. David Banyard Jr.	Director	March 8, 2024

* Michael Corbo	Director	March 8, 2024

* Zachary Gund	Director	March 8, 2024

* Ramón Murguía	Director	March 8, 2024

* Julio Nemeth	Director	March 8, 2024

* Mindy Sherwood	Director	March 8, 2024

* By:	/s/ Norma Barnes-Euresti Norma Barnes-Euresti	Attorney-in-fact	March 8, 2024