Form 10-Q
period 2024-03-30
WK Kellogg Co
filed 2024-05-07
CIK 1959348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-41755
WK Kellogg Co

State or other jurisdiction of incorporation or organization—	Delaware	IRS Employer Identification No.	92-1243173
Address of principal executive offices: One Kellogg Square, Battle Creek, MI Zip Code: 49016-3599
Registrant’s telephone number, including area code: 269-401-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.0001 par value per share	KLG	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐
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
Yes  ☐    No  ☒
As of May 1, 2024 — 85,877,528 shares of the registrant's common stock were outstanding

WK KELLOGG CO

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WK KELLOGG CO
CONSOLIDATED BALANCE SHEET (Unaudited)
(millions, except per share data)

	March 30, 2024	December 30, 2023
Current assets
Cash and cash equivalents	$70	$89
Accounts receivable, net	244	244
Inventories	328	345
Other current assets	22	28
Total current assets	664	706
Property, net	735	739
Goodwill	53	53
Other intangibles	57	57
Postretirement plan assets	292	283
Other assets	87	51
Total assets	$1,888	$1,889
Current liabilities
Notes payable	$2	$4
Current maturities of long-term debt	8	8
Accounts payable	544	541
Accrued advertising and promotion	109	121
Accrued salaries and wages	36	57
Other current liabilities	90	105
Total current liabilities	789	836
Long-term debt	484	487
Deferred income taxes	107	106
Pension liability	133	135
Other liabilities	58	25
Commitments and contingencies (Note 9)
Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized Issued: 85,808,508 shares in 2024 and 85,812,883 shares in 2023	—	—
Capital in excess of par value	329	327
Retained earnings	20	1
Accumulated other comprehensive loss	(32)	(28)
Total equity	317	300
Total liabilities and equity	$1,888	$1,889
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(millions, except per share data)

	Quarter ended
	March 30, 2024	April 1, 2023
Net sales	$707	$720
Cost of goods sold	504	540
Selling, general and administrative expense	157	156
Operating profit	46	24
Interest expense	8	—
Other income (expense), net	6	8
Income before income taxes	44	32
Income taxes	11	8
Net income	$33	$24
Per share amounts (a):
Basic earnings	$0.38	$0.28
Diluted earnings	0.37	0.28
Average shares outstanding:
Basic	86	86
Diluted	87	86
Actual shares outstanding at period end	86	86
(a)On October 2, 2023, Kellanova, the former parent company of WK Kellogg Co, distributed 85,631,304 shares of WK Kellogg Co common stock to Kellanova's shareowners in connection with its Spin-Off of WK Kellogg Co (the "Spin-Off"). See Note 1 "Accounting Policies" to the Unaudited Consolidated Financial Statements for more information. Basic and diluted earnings per share were retrospectively recast for the number of shares of WK Kellogg Co common stock outstanding immediately following the Spin-Off for the quarter ended April 1, 2023.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(millions)

	Quarter ended
	March 30, 2024
	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income	$44	$(11)	$33
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	(3)	1	(2)
Postretirement and postemployment benefits:
Reclassification to net income:
Prior service cost	(1)	—	(1)
Comprehensive income	$40	$(10)	$30

	Quarter ended
	April 1, 2023
	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income	$32	$(8)	$24
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	2	—	2
Comprehensive income	$34	$(8)	$26
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
(millions)

	Quarter ended March 30, 2024
	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)	shares	amount
Balance, December 30, 2023	86	$—	$327	$1	$(28)	$300
Net income	—	—	—	33	—	33
Dividends declared ($0.16 per share)	—	—	—	(14)	—	(14)
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Stock compensation	—	—	1	—	—	1
Share issuance	—	—	1	—	—	1
Balance, March 30, 2024	86	$—	$329	$20	$(32)	$317

	Quarter ended April 1, 2023
	Net Kellanova investment	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)
Balance, December 31, 2022	$725	$—	$—	$(38)	$687
Net income	24	—	—	—	24
Net transfer (to)/from Kellanova	(36)	—	—	—	(36)
Other comprehensive income	—	—	—	2	2
Balance, April 1, 2023	$713	$—	$—	$(36)	$677

See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(millions)

	Year-to-date period ended
	March 30, 2024	April 1, 2023
Operating activities
Net income	$33	$24
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	19	17
Postretirement plan benefit	(9)	(7)
Deferred income taxes	1	—
Stock compensation	1	1
Other	3	—
Pension plan contributions	(3)	—
Changes in operating assets and liabilities:
Trade receivables	2	7
Inventories	16	57
Accounts payable	(5)	(23)
Income taxes payable	4	—
Accrued advertising and promotion	(11)	(2)
Accrued salaries and wages	(21)	(8)
All other current assets and liabilities	(20)	(4)
Net cash provided by (used in) operating activities	10	62
Investing activities
Additions to properties	(9)	(31)
Net cash provided by (used in) investing activities	(9)	(31)
Financing activities
Repayment of borrowings under the Credit Agreement	(3)	—
Issuance (repayment) of notes payables, with maturities less than 90 days	(3)	—
Net issuances of common stock	1	—
Dividends paid	(14)	—
Net transfers (to) from Kellanova	—	(30)
Net cash provided by (used in) financing activities	(19)	(30)
Effect of exchange rate changes on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	(18)	1
Cash and cash equivalents at beginning of period	88	—
Cash and cash equivalents at end of period	$70	$1

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$20	$27
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
for the quarter ended March 30, 2024 (unaudited)
Note 1 Accounting policies
Basis of presentation
On October 2, 2023 ("Spin-Off Date"), Kellanova (formerly known as Kellogg Company) completed the spin-off (the "Spin-Off") of its North American cereal business, resulting in a new independent public company, WK Kellogg Co (the "Company"). Prior to the Spin-Off, the Company historically operated as part of Kellanova.
For periods prior to the Spin-Off, the accompanying Unaudited Financial Statements were derived from the consolidated financial statements and accounting records of Kellanova. For all periods subsequent to the Spin-Off, the Unaudited Consolidated Financial Statements are based on actual results as a standalone company. Further information surrounding the Spin-Off and basis of presentation utilized for periods prior to the Spin-Off is included within Note 1 of the Company’s 2023 Annual Report on Form 10-K (the "2023 Annual Report").

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

The allocation of expenses from Kellanova to the Company was reflected as follows in the Unaudited Consolidated Statement of Operations for the quarter ended April 1, 2023:

Quarter ended
(millions)	April 1, 2023
Cost of goods sold	$55
Selling, general and administrative	85
Other (income) expense, net	(6)
Total	$134
The components of net parent investment for the quarter ended April 1, 2023 are:

(millions)	April 1, 2023
Net transfers (to)/from Kellanova as reflected in the Unaudited Combined Statement of Cash Flow	$(30)
Non-cash stock compensation expense	1
Non-cash pension and postretirement benefit	(7)
Net transfers from/(to) Kellanova as reflected in the Unaudited Combined Statement of Changes in Equity	$(36)
These statements reflect the results of operations, financial position and cash flows of the Company prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The unaudited interim financial information of the Company included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the 2023 Annual Report.
The balance sheet information at December 30, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States. The results of operations for the quarter ended March 30, 2024 are not necessarily indicative of the results to be expected for other interim periods or the full year.

During the second quarter of 2023, the Company identified certain immaterial errors in its unaudited historical Combined Financial Statements as of and for the three month period ended April 1, 2023, related primarily to certain information technology, inventory and operational costs recorded by Kellanova which should have been recorded in its previously issued Unaudited Combined Statement of Cash Flows for the three month period ended April 1, 2023. Although management has determined that such errors did not materially misstate such prior financial statements, the Company has revised certain amounts within the prior year comparable period shown on its Unaudited Consolidated Statement of Cash Flows to increase Net cash provided by (used in) financing activities by $6 million and decrease Net cash provided by (used in) operating activities by $5 million resulting in a net Increase (decrease) in cash and cash equivalents associated with a cash infusion from Kellanova of $1 million. This revision also resulted in immaterial changes to the Consolidated Statement of Income, Consolidated Statement of Comprehensive Income and Consolidated Statement of Equity. This revision does not have any impact to compensation metrics as it relates to periods prior to Spin-Off.
Accounts payable - Supplier Finance Programs
The Company establishes competitive market-based terms with our suppliers, regardless of whether they participate in supplier finance programs, which generally range from 0 to 135 days depending on their respective industry and geography.
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Unaudited Consolidated Statement of Cash Flows. As of March 30, 2024, $128 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 30, 2023, $142 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
Disaggregated net sales
The following table presents the Company's disaggregated net sales by country:

	Quarter ended
(millions)	March 30, 2024	April 1, 2023
United States	$623	$637
Canada	$75	$74
Other	$9	$9
Total	$707	$720
Accounting standards to be adopted in future periods
Segment Reporting: Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires all public entities that are subject to segment reporting requirements to disclose additional information, including significant segment expenses and other segment items on an annual and interim basis. It also requires the disclosure of the title and the position of the chief operating decision maker and how the reported measures are used for making business decisions. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt the updated standard for the fiscal year ending December 28, 2024. The Company is currently evaluating the impact the adoption of this standard will have on its disclosures.
Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard expands the disclosure requirements primarily on the rate reconciliation and income tax paid. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt the updated standard for the fiscal year ending January 3, 2026. The Company is currently evaluating the impact the adoption of this standard will have on its disclosures.
Note 2 Sale of accounts receivable
The Company has a program in which a discrete group of customers are allowed to extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program).
The Company has a monetization agreement with an unaffiliated financial institution specifically designed to factor trade receivables with certain customers that participate in the Extended Terms Program. Under this monetization arrangement, from time to time, the Company sells these customers’ trade receivables at a discount on a non-recourse basis. A portion of the cash proceeds is subject to certain restrictions. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized from the Unaudited Consolidated Balance Sheets. The monetization program provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however, the maximum receivables that may be sold at any time is approximately $350 million.
For all periods prior to the Spin-Off, the Company participated in Kellanova's monetization program and received an allocation of the recorded net loss on sale of receivables, based on the proportion of monetized receivables. Kellanova's program allowed for maximum receivables sold at one time of $1.1 billion.
The Company has no retained interest in the receivables sold; however, the Company does have collection and administrative responsibilities for the receivables sold. The Company has not recorded any servicing assets or liabilities as of March 30, 2024 and December 30, 2023 for these agreements, as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $287 million and $266 million remained outstanding under these arrangements as of March 30, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in net cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $4 million for the quarter ended March 30, 2024 and $4 million for the quarter ended April 1, 2023. The recorded loss is included in Other income (expense), net ("OIE").
A portion of cash received related to the accounts receivable monetization program is restricted as part of the Extended Terms collateralization agreement. As of March 30, 2024 and December 30, 2023, the amount of restricted cash was $14 million and $13 million, respectively, and is included in Cash and cash equivalents in the Unaudited Consolidated Balance Sheets.
Note 3 Equity
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock consist principally of unvested restricted stock units. As of March 30, 2024, the Company had approximately one million dilutive shares and no anti-dilutive shares.
On the Spin-Off Date, Kellanova distributed 85,631,304 shares of the Company's common stock to Kellanova's shareowners in connection with the Spin-Off. For comparative purposes, weighted average shares outstanding for the quarter ended April 1, 2023 have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Spin-Off and assume the same basic weighted average shares as of the Spin-Off Date. For periods prior to the Spin-Off, it is assumed that there are no dilutive securities as there were no stock-based awards of the Company outstanding. Refer to the Unaudited Consolidated Statement of Income for basic and diluted earnings per share for the quarters ended March 30, 2024 and April 1, 2023.

Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareowners. Other comprehensive income consists of foreign currency translation adjustments, adjustments for net experience gains (losses), prior service credit (costs) related to employee benefit plans, which are recorded in OIE within the statement of income, upon reclassification from Accumulated other comprehensive income ("AOCI"). The related tax effects of these items are recorded in Income taxes within the Unaudited Consolidated Statement of Income, upon reclassification from AOCI.
AOCI as of March 30, 2024 and December 30, 2023 consisted of the following:

(millions)	March 30, 2024	December 30, 2023
Foreign currency translation adjustments	$(38)	$(35)
Postretirement and postemployment benefits:
Prior service credit (cost)	6	7
Total accumulated other comprehensive income (loss)	$(32)	$(28)
Note 4 Pension and postretirement benefits
The Company sponsors a pension plan in the United States and several plans in the United States and Canada that provide health care and other welfare benefits to retired employees who have met certain age and service requirements. These plans are described within the footnotes to the Consolidated Financial Statements included in the 2023 Annual Report. Components of Company benefit plans (income) expense for the periods presented are included in the tables below. Excluding the service cost component, these amounts are included within OIE in the Unaudited Consolidated Statement of Income.
The following tables present the pension expense and nonpension postretirement income directly attributable to the Company for the quarter ended March 30, 2024:
Pension

Quarter ended
(millions)	March 30, 2024
Service cost	$2
Interest cost	7
Expected return on plan assets	(9)
Amortization of unrecognized prior service cost	1
Total pension expense	$1
Other nonpension postretirement

Quarter ended
(millions)	March 30, 2024
Service cost	$1
Interest cost	6
Expected return on plan assets	(15)
Amortization of unrecognized prior service cost	(2)
Total postretirement benefit income	$(10)

For the quarter ended April 1, 2023, there were no direct pension and nonpension postretirement costs. The following table summarizes the expenses that were allocated to the Company's plans prior to the Spin-Off:

		Quarter ended
(millions)		April 1, 2023
Pension plan:
Shared plans (multiemployer)	Cost allocation - COGS	$2
	Cost allocation - OIE	—
Total pension expense		$2
Nonpension postretirement plan:
Shared plans (multiemployer)	Cost allocation - COGS	$1
	Cost allocation - OIE	(10)
Total postretirement benefit income		$(9)

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
March 30, 2024	$3	$—	$3
April 1, 2023	$—	$—	$—
Full year:
Fiscal year 2024 (projected) (a)	$24	$—	$24
Fiscal year 2023 (actual)	$—	$—	$—
(a)Projected 2024 amounts have been corrected from $0 million as previously disclosed in our 2023 Annual Report to $24 million.
Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 5 Operating leases

During the first quarter of 2024, the Company entered into a lease agreement with an unrelated third party for a distribution center previously leased by Kellanova. The lease was transferred to the Company from Kellanova as outlined in the Separation and Distribution Agreement. Payments for this lease are made on a monthly basis, with the remaining term extending through 2029. Prior to the execution of this lease, use of this distribution center was managed under the Transition Services Agreement.

The new lease agreement resulted in an increase to operating lease assets of $34 million, which is recorded within Other assets on the Unaudited Consolidated Balance Sheet. This also resulted in an increase to operating lease liabilities of $34 million, of which $3 million is classified as short-term and included in Other current liabilities and $31 million is classified as long-term, which is included in Other liabilities within the Unaudited Consolidated Balance Sheet.
Note 6 Income taxes
The Company's consolidated effective tax rate for the quarter ended March 30, 2024 was 25.9%. The consolidated effective tax rate for the quarter ended April 1, 2023 was 24.3%. The Company's income tax expense is impacted by the level and mix of earnings among tax jurisdictions. The rate differed from the U.S. statutory rate in both periods primarily due to the impact of US state taxes.
Note 7 Derivative instruments
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

Prior to the Spin-Off, the Company participated in Kellanova's hedging program, which uses derivative and nonderivative financial and commodity instruments, including futures, options, and swaps, where appropriate, to manage risks. Since these derivative instruments were entered into and settled by Kellanova for both the Company and Kellanova's other businesses, no asset or liability was recorded on the Company's Unaudited Consolidated Balance Sheets prior to the Spin-Off. However, an appropriate allocation of the gains/losses and fees associated with entering into derivative instruments has been included in the Company's Unaudited Consolidated Statements of Income for each period presented prior to the Spin-Off. The fair value of derivative instruments entered into subsequent to the Spin-Off, which are included within the Unaudited Consolidated Balance Sheet as of March 30, 2024, were immaterial.
The effect of derivative instruments on the Company's Unaudited Consolidated Statement of Income for the quarters ended March 30, 2024 and April 1, 2023 was as follows:

	Gain (loss) recognized in cost of goods sold		Gain (loss) recognized in other income (expense), net
(millions)	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Commodity Contracts	$—	$(6)	$—	$—
Foreign Currency derivatives	$—	$2	$—	$—
Note 8 Supplemental financial statement data

Unaudited Consolidated Balance Sheet

(millions)	March 30, 2024	December 30, 2023
Trade receivables	$223	$225
Allowance for expected credit losses	—	—
Other receivables	21	19
Accounts receivable, net	$244	$244
Raw materials	$47	$49
Manufacturing supplies	53	53
Materials in process	20	15
Finished goods	208	228
Inventories	$328	$345
Property, cost	$2,637	$2,676
Accumulated depreciation	(1,902)	(1,937)
Property, net	$735	$739
Other third party	537	502
Kellanova (a)	7	39
Accounts payable	$544	$541
Obligations under Transition Services Agreement	17	52
Operating lease obligations	10	6
Income taxes payable	12	7
Other	51	40
Other current liabilities	$90	$105
(a)The $7 million and $39 million payable to Kellanova represents various items Kellanova paid on our behalf, for which we owe reimbursement for amounts incurred related to the Spin-Off.

Note 9 Contingencies
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
The Company establishes accruals when appropriate for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at March 30, 2024. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

WK KELLOGG CO
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Unaudited Consolidated Financial Statements and the accompanying notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q ("Quarterly Report").
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
Separation from Kellanova
On October 2, 2023, Kellanova (formerly known as Kellogg Company) completed the spin-off (the "Spin-Off") of its North American cereal business through the distribution of all of the shares of WK Kellogg Co (the "Company") common stock to Kellanova’s share owners at a ratio of one share of the Company's common stock for every four shares of Kellanova’s common stock. Prior to the Spin-Off, the Company underwent an internal reorganization that resulted in it becoming the holder, directly or through its subsidiaries, of the North American cereal business held by Kellanova. Prior to the Spin-Off, the Company was a wholly owned subsidiary of Kellanova.

In connection with the Spin-Off, the Company entered into several agreements with Kellanova that govern the relationship of the parties following the Spin-Off and allocate between the Company and Kellanova various assets, liabilities, and obligations, including, among other things, employee benefits, intellectual property, and tax related assets and liabilities. The agreements included a Separation and Distribution Agreement, Employee Matters Agreement, Supply Agreement, Master Ownership and License Agreements regarding Patents, Trademarks and Certain Related Intellectual Property, Tax Matters Agreement and Transition Services Agreement.

Basis of Presentation
For periods prior to the Spin-Off, the accompanying Unaudited Financial Statements were derived from the consolidated financial statements and accounting records of Kellanova. For all periods subsequent to the Spin-Off, the Unaudited Consolidated Financial Statements are based on actual results as a standalone company. Further information surrounding the Spin-Off and basis of presentation utilized for periods prior to the Spin-Off is included within Note 1 of the Company’s 2023 Annual Report on Form 10-K (the "2023 Annual Report").

Our MD&A references consumption and net sales in discussing our sales trends for certain brands. We record net sales upon delivery of shipments to our customers. Consumption refers to consumer purchases of our products from our customers.
Key Factors Affecting Our Business
We believe key industry and economic factors that are currently impacting our business, and which in the near term are expected to continue to impact our business, include the following:

Macroeconomic conditions. Geopolitical instability, including wars and conflicts, as well as other global events have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges and inflationary pressures. We continue to experience some elevated commodity and supply chain costs, although certain supply chain challenges have eased. We were able to mostly offset the dollar impact of this input-cost inflation through the execution of productivity initiatives and the implementation of revenue growth management actions to realize price. Additionally, from time to time, we may enter into a combination of fixed price contracts with supplier and commodity derivative instruments to manage the impact of volatility in the price of raw materials.

The war in Ukraine and the related sanctions, along with the conflict in the Middle East, have increased global economic and geopolitical uncertainty. The Company is a North American-focused company with no direct exposure to Russia, Ukraine or the Middle East. However, sanctions imposed by the United States on Russian oil and gas imports, as well as disruption to Ukraine’s wheat and other agricultural supply due to the ongoing military conflict, could cause further inflation of our commodity costs.

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

Non-GAAP Financial Measures
The non-GAAP financial measures in this Quarterly Report are supplemental measures of our performance. These measures that we provide to management and investors exclude certain items that we do not consider part of on-going operations. Our management team utilizes a combination of GAAP and non-GAAP financial measures to evaluate business results, to make decisions regarding the future direction of our business, and for resource allocation decisions, including incentive compensation. As a result, we believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance and analysis of ongoing operating trends. All historical non-GAAP financial measures have been reconciled from the most directly comparable U.S. GAAP financial measures.

As non-GAAP financial measures are not standardized, they may not be comparable to financial measures used by other companies or to non-GAAP financial measures having the same or similar names. In order to compensate for such limitations of non-GAAP measures, readers should review the reconciliations and should not consider these measures in isolation from, or as alternatives to, the comparable financial measures determined in accordance with GAAP.
•Adjusted Earnings Before Interest, Taxes, Deprecation and Amortization ("EBITDA"): We adjust the GAAP net income (loss) for: interest expense, income tax expense (benefit), depreciation and amortization expense, mark-to-market impacts from commodity and foreign currency contracts, other income (expense), net, separation costs related to the Spin-Off and business and portfolio realignment costs. Management believes that these metrics provide investors an additional basis to assess results over time.
•Adjusted gross profit and adjusted gross margin: We adjust GAAP gross profit and gross margin to exclude the effect of business and portfolio realignment costs, separation costs related to the Spin-Off and mark-to-market impacts from commodity and foreign currency contracts. We exclude items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management believes that investors are provided with a more meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives.

•Free cash flow: Free cash flow is defined as net cash provided by operating activities reduced by expenditures for property additions. Cash flow does not represent the residual cash flow available for discretionary expenditures. We use this non-GAAP financial measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchases once all of the Company’s business needs and obligations are met.
Significant items impacting comparability
Mark-to-market on foreign exchange and commodity hedges
The Company recognizes mark-to-market adjustments for commodity contracts and certain foreign currency contracts as incurred. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. The Company did not incur any material pre-tax mark-to-market impacts for the quarter ended March 30, 2024. The Company recorded a pre-tax mark-to-market loss of $5 million for the quarter ended April 1, 2023.

Separation costs
The Company incurred pre-tax charges related to the Spin-Off, primarily related to spin-related employee costs and TSA transition costs of $9 million for the quarter ended March 30, 2024. The Company recorded separation costs, primarily related to legal and consulting costs, of $23 million for the quarter ended April 1, 2023.

Business and portfolio realignment
The Company incurred non-recurring costs related to a reconfiguration of our supply chain network designed to drive increased productivity, resulting in pre-tax charges of $1 million for the quarter ended March 30, 2024. The Company did not incur any pre-tax costs in connection with its business and portfolio realignment for the quarter ended April 1, 2023.

Other income (expense), net
The Company excludes the impact of all non-operating items from its Adjusted EBITDA calculation, which primarily includes pension-related income (expense), net and financing fees. As a result, other income of $6 million was excluded for the quarter ended March 30, 2024. Other income of $8 million was excluded for the quarter ended April 1, 2023.
Net income
The following tables provide an analysis of net income performance for the quarters ended March 30, 2024 and April 1, 2023:

	Quarter ended
(millions)	March 30, 2024	April 1, 2023
Reported net income	$33	$24
Interest expense	8	—
Income tax expense (benefit)	11	8
Depreciation and amortization expense	19	17
EBITDA	$71	$49
(Gain) loss on mark-to-market foreign exchange and commodity hedges	—	5
Other (income) expense, net	(6)	(8)
Separation costs	9	23
Business and portfolio realignment costs	1	—
Adjusted EBITDA	$75	$69
Note: Tables may not foot due to rounding.

Net income for the quarter ended March 30, 2024 increased approximately 38% as a result of productivity and revenue growth management initiatives, which was slightly mitigated by an increase in interest expense of $8 million. After excluding the impacts of income tax expense, interest expense and depreciation, our EBITDA increased 45% compared to the prior period, primarily driven by a decrease in separation costs of $14 million when compared to the prior period. Adjusted EBITDA, which excludes the impacts of mark-to-market, other (income) expense, business and portfolio realignment costs and separation costs, increased 9% compared to the prior period.
Margin performance
Our gross profit and gross profit margin performance for the quarters ended March 30, 2024 and April 1, 2023 were as follows:

Quarter ended	March 30, 2024		April 1, 2023		GM change vs. prior year (pts.)
(millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$203	28.7%	$180	25.0%	3.7
Mark-to-market	—	—%	5	0.7%	(0.7)
Separation costs	3	0.4%	3	0.4%	—
Business and portfolio realignment	1	0.1%	—	—%	0.1
Adjusted	$207	29.2%	$188	26.1%	3.1
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter increased 370 basis points versus the prior year due primarily to the impact of productivity and revenue growth management initiatives. Adjusted gross margin increased 310 basis points, which excludes mark-to market impacts on commodities and foreign exchange hedges, business and portfolio realignment costs and separation costs.

Net sales

	Quarter ended
(millions)	March 30, 2024	April 1, 2023
Net sales	$707	$720

% change - 2024 vs. 2023:
Net sales increase (decrease)	(1.9)%
Volume (tonnage)	(7.0)%
Pricing/mix	5.1%
Note: Tables may not foot due to rounding.

Net sales for the quarter ended March 30, 2024 decreased approximately 2%. Volume declined 7% compared to the prior year, reflecting price elasticity. This decline in volume was offset by revenue growth management initiatives designed to cover rising input-cost inflation, resulting in a favorable price/mix of approximately 5%.
Selling, general and administrative expense

	Quarter ended
(millions)	March 30, 2024	April 1, 2023
Selling, general & administrative expense	$157	$156

% change - 2024 vs. 2023:
Selling, general & administrative expense increase (decrease)	0.6%
Selling, general and administrative expense for the quarter ended March 30, 2024 increased approximately 1%. Expense for the first quarters of 2024 and 2023 was 22% of net sales.

Other income (expense), net
Other income (expense), net consists primarily of allocated pension and postretirement benefit plan related mark-to-market, interest cost, and expected return on plan assets.

For the quarter ended March 30, 2024, other income (expense), net decreased by 25% to $6 million compared to $8 million in the quarter ended April 1, 2023. The primary driver of this decrease was $2 million in insurance proceeds received in the prior year related to recoveries for property damage after a fire at one of our manufacturing facilities.
Income taxes
The Company's consolidated effective tax rate for the quarter ended March 30, 2024 was 25.9%. The consolidated effective tax rate for the quarter ended April 1, 2023 was 24.3%. The Company's income tax expense is impacted by the level and mix of earnings among tax jurisdictions. The rate differed from the U.S. statutory rate in both periods primarily due to the impact of US state taxes.

Liquidity and capital resources
In September of 2023, the Company entered into a Credit Agreement, consisting of a $500 million term loan (the "Term Loan"), a $250 million delayed draw term loan, and a $350 million equivalent multicurrency revolving credit facility (collectively, the “Credit Facility”). As of March 30, 2024, borrowings under the Credit Facility were $497 million comprised of the Term Loan, of which $8 million was recognized as the current portion, less upfront fees paid during debt issuance. As of March 30, 2024, there was an additional $600 million of borrowing capacity under the Credit Facility.

In May of 2024 the Board of Directors declared a dividend of $0.16 per share of common stock, payable on June 14, 2024 to shareowners of record as of the close of business on May 31, 2024.
Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations and on our ability to obtain debt financing on acceptable terms. Management believes that our cash balances and funds provided by operating activities, along with borrowing capacity under the Credit Facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt that was incurred in connection with the Spin-Off, (ii) adequate liquidity to fund capital expenditures primarily utilized in manufacturing our products, and (iii) flexibility to meet investment opportunities that may arise. However, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings, including the lowering of any of our credit ratings, or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the future state of the U.S. and global economy and, accordingly, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future, or at all.

We believe our operating cash flow, together with borrowings currently available under our Credit Facility, will be adequate to meet our operating, investing and financing needs in the foreseeable future, and at a minimum for the next 12 months. We plan to utilize such flexibility to drive an investment philosophy that balances capital investments in areas such as supply chain optimization, cost-saving projects and new capabilities, with the ability to further increase shareowner value through a combination of debt reduction, return of capital to our shareowners in the form of dividends as well as potential acquisitions. In the near term we may increase our indebtedness to fund important capital projects. Thereafter, however, we anticipate being able to reduce indebtedness as a way to increase our financial flexibility and enhance shareowner value.

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	March 30, 2024	April 1, 2023
Net cash provided by (used in):
Operating activities	10	$62
Investing activities	(9)	(31)
Financing activities	(19)	(30)
Effect of exchange rates on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	$(18)	$1

Operating activities
Cash flow from operating activities for the quarter ended March 30, 2024, decreased to $10 million, compared to $62 million in the prior year. The decrease was primarily due to the return to normalized inventory levels after lapping impacts that were impactful to the year-ended 2022 which included cost inflation, general supply disruption and rebuild of inventory balances following a fire and strike at our manufacturing facilities in 2021, as well as the settlement of $32 million of transition payables balances due to Kellanova in the first quarter of 2024, pursuant to the Transition Services Agreement.
We measure free cash flow as net cash provided by operating activities, reduced by expenditures for property additions. We use this non-GAAP financial measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities and share repurchases. Our cash flow metric is reconciled to the most comparable GAAP measure below:

	Quarter ended
(millions)	March 30, 2024	April 1, 2023
Net cash provided by operating activities	$10	$62
Additions to properties	(9)	(31)
Free cash flow	$1	$31

Investing activities
Our net cash used in investing activities was $9 million for the quarter ended March 30, 2024 compared to $31 million in the comparable prior year period due to timing of capital spending in the current year compared to prior year.

Financing activities
Our net cash used in financing activities for the quarter ended March 30, 2024 was $19 million compared to net cash used of $30 million during the comparable prior year period. The current year transactions primarily include $14 million of dividend payments to shareowners in the first quarter of 2024 and $6 million in repayments on credit borrowings compared to $30 million in net transfers to Kellanova in the prior year.
Monetization and Supplier Finance Programs
The Company maintains a monetization agreement with an unaffiliated financial institution specifically designed to factor trade receivables with certain customers that have extended terms. Under this monetization arrangement, from time to time, the Company sells these customers’ trade receivables at a discount on a non-recourse basis. A portion of the cash proceeds is subject to certain restrictions. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized from the Unaudited Consolidated Balance Sheet. The monetization program provides for the continuing sale of certain receivables on a revolving basis until the arrangement is terminated by either party; however, the maximum receivables that may be sold at any time is approximately $350 million. Prior to the Spin-Off, the Company participated in Kellanova's monetization program, which was structured similarly but resulted in a higher level of receivables allowed to be sold when compared to the current program in place.

The Company has no retained interest in the receivables sold; however, the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of March 30, 2024 and December 30, 2023 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements. Accounts receivable sold of

$287 million and $266 million remained outstanding under these arrangements as of March 30, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $4 million and $4 million for the quarters ended March 30, 2024 and April 1, 2023, respectively. The recorded loss is included in Other income (expense), net.

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

The payment of these obligations by the Company is included in cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows. As of March 30, 2024, $128 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 30, 2023, $142 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.

Critical accounting estimates
We have included a summary of our critical accounting estimates in our 2023 Annual Report. There have been no material changes to the summary provided in that report.

Forward-looking statements
This Quarterly Report contains a number of “forward-looking statements” with expectations concerning, among other things, the results of the Spin-Off; our strategy, financial principles, and plans; initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in several sections of this MD&A. Our actual results or activities may differ materially from these predictions.

Our future results could be affected by a variety of other factors, including a decline in demand for ready-to-eat cereals; supply chain disruptions and increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic and market conditions; consumers’ perception of our brands or company; business disruptions; our ability to drive our growth targets to increase revenue and profit; our failure to achieve our targeted cost savings and efficiencies from cost reduction initiatives; strategic acquisitions, alliances, divestitures or joint ventures or organic growth opportunities we may pursue in the future; material disruptions at one of our facilities; our ability to attract, develop and retain the skilled people we need to support our business; a shortage of labor, our failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations that could increase labor costs; an increase in our post-retirement benefit-related costs and funding requirements caused by, among other things, volatility in the financial markets, changes in interest rates and actuarial assumptions; our inability to obtain sufficient capital to grow our business and to increase our revenues; an impairment of the carrying value of goodwill or other acquired intangibles; increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor; increases in transportation costs and reduced availability of, or increases in, the price of oil or other fuels; competition, including with respect to retail and shelf space; the changing retail environment and the growing presence of alternative retail channels; the successful development of new products and processes; adverse changes in the global climate or extreme weather conditions; and other risks and uncertainties described in Part I, Item 1A, of our 2023 Annual Report. Forward-looking statements speak only as of the date of this Quarterly Report, and we undertake no obligation to publicly update them except as required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 7 within Notes to Unaudited Consolidated Financial Statements for further information on our derivative financial and commodity instruments.

Refer to disclosures contained within Part I, Item 7A of our 2023 Annual Report. There have been no material changes in the Company’s market risk during the quarter ended March 30, 2024.
Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period ending March 30, 2024. Based upon our evaluation, our CEO and our CFO have concluded that, as of the period ending March 30, 2024, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal controls over financial reporting during the quarter ended March 30, 2024 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2023 Annual Report. The risk factors disclosed in the 2023 Annual Report in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition, or results.
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

Item 6. Exhibits
(a)Exhibits:

10.1	WK Kellogg Co Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2024).
10.2	Form of Restricted Share Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2024).
10.3	Form of Performance Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2024).
10.4	WK Kellogg Co Executive Severance Benefit Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2024).
10.5	WK Kellogg Co Change of Control Severance Policy for Key Executives (as amended, effective as of February 8, 2024) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2024).
10.6	WK Kellogg Co Amended and Restated 2023 Long-Term Equity Incentive Plan (incorporated herein by reference to Annex B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 21, 2024).
31.1	Rule 13a-14(e)/15d-14(a) Certification of Gary Pilnick
31.2	Rule 13a-14(e)/15d-14(a) Certification of David McKinstray
32.1	Section 1350 Certification of Gary Pilnick
32.2	Section 1350 Certification of David McKinstray
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

WK KELLOGG CO
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WK KELLOGG CO

/s/ David McKinstray
David McKinstray
Chief Financial Officer

/s/ Lisa Walter
Lisa Walter
Principal Accounting Officer; Corporate Controller
Date: May 7, 2024