Form 10-Q
period 2024-06-29
WK Kellogg Co
filed 2024-08-06
CIK 1959348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 001-41755
WK Kellogg Co

Delaware	92-1243173
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Kellogg Square,	Battle Creek	Michigan	49016-3599
(Address of principal executive offices)			(Zip Code)

269-401-3000
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
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
Yes  ☐    No  ☒
As of August 1, 2024 — 85,901,439 shares of the registrant's common stock were outstanding

WK KELLOGG CO

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WK KELLOGG CO
CONSOLIDATED BALANCE SHEET (Unaudited)
(millions, except per share data)

	June 29, 2024	December 30, 2023
Current assets
Cash and cash equivalents	$44	$89
Accounts receivable, net	217	244
Inventories	360	345
Other current assets	21	28
Total current assets	642	706
Property, net	748	739
Goodwill	53	53
Other intangibles	57	57
Postretirement plan assets	300	283
Other assets	97	51
Total assets	$1,897	$1,889
Current liabilities
Notes payable	$1	$4
Current maturities of long-term debt	12	8
Accounts payable	538	541
Accrued advertising and promotion	89	121
Accrued salaries and wages	35	57
Other current liabilities	103	105
Total current liabilities	778	836
Long-term debt	478	487
Deferred income taxes	106	106
Pension liability	126	135
Other liabilities	73	25
Commitments and contingencies (Note 9)
Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized Issued: 85,901,439 shares in 2024 and 85,812,883 shares in 2023	—	—
Capital in excess of par value	335	327
Retained earnings	37	1
Accumulated other comprehensive loss	(36)	(28)
Total equity	336	300
Total liabilities and equity	$1,897	$1,889
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(millions, except per share data)

	Quarter ended		Year-to-date period ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$672	$700	$1,379	$1,420
Cost of goods sold	476	509	980	1,048
Selling, general and administrative expense	149	163	306	318
Operating profit	47	28	93	54
Interest expense	8	—	16	—
Other income (expense), net	4	7	10	15
Income before income taxes	43	35	87	69
Income taxes	12	8	23	16
Net income	$31	$27	$64	$53
Per share amounts (a):
Basic earnings	$0.37	$0.32	$0.75	$0.62
Diluted earnings	0.36	0.32	0.73	0.62
Average shares outstanding:
Basic	86	86	86	86
Diluted	88	86	87	86
Actual shares outstanding at period end	86	86	86	86
(a)On October 2, 2023, Kellanova, the former parent company of WK Kellogg Co, distributed 85,631,304 shares of WK Kellogg Co common stock to Kellanova's shareowners in connection with its Spin-Off of WK Kellogg Co (the "Spin-Off"). See Note 1 "Accounting Policies" to the Unaudited Consolidated Financial Statements for more information. Basic and diluted earnings per share were retrospectively recast for the number of shares of WK Kellogg Co common stock outstanding immediately following the Spin-Off for the quarter and year-to-date period ended July 1, 2023.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(millions)

	Quarter ended			Year-to-date period ended
	June 29, 2024			June 29, 2024
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income	$43	$(12)	$31	$87	$(23)	$64
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	(3)	1	(2)	(6)	2	(4)
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service cost	(1)	—	(1)	(2)	—	(2)
Comprehensive income	$39	$(11)	$28	$79	$(21)	$58

	Quarter ended			Year-to-date period ended
	July 1, 2023			July 1, 2023
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income	$35	$(8)	$27	$69	$(16)	$53
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	2	—	2	4	—	4
Comprehensive income	$37	$(8)	$29	$73	$(16)	$57
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
(millions)

	Quarter ended June 29, 2024
	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)	shares	amount
Balance, March 30, 2024	86	$—	$329	$20	$(32)	$317
Net income	—	—	—	31	—	31
Dividends declared ($0.16 per share)	—	—	—	(13)	—	(13)
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Stock compensation	—	—	5	(1)	—	4
Share issuance	—	—	1	—	—	1
Balance, June 29, 2024	86	$—	$335	$37	$(36)	$336

	Year-to-date period ended June 29, 2024
	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)	shares	amount
Balance, December 30, 2023	86	$—	$327	$1	$(28)	$300
Net income	—	—	—	64	—	64
Dividends declared ($0.32 per share)	—	—	—	(27)		(27)
Other comprehensive income (loss)	—	—	—	—	(8)	(8)
Stock compensation			6	(1)	—	5
Stock issuance	—	—	2	—	—	2
Balance, June 29, 2024	86	$—	$335	$37	$(36)	$336

WK KELLOGG CO
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
(millions)

	Quarter ended July 1, 2023
	Net Kellanova investment	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)
Balance, April 1, 2023	$709		$—	$(36)	$673
Net income	27	—	—	—	27
Net transfer (to)/from Kellanova	(52)	—	—	—	(52)
Other comprehensive income	—	—	—	2	2
Balance, July 1, 2023	$684	$—	$—	$(34)	$650

	Year-to-date period ended July 1, 2023
	Net Kellanova Investment	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)
Balance, December 31, 2023	$725	$—	$—	$(38)	$687
Net income	53	—	—	—	53
Net transfer (to)/from Kellanova	(94)	—	—	—	(94)
Other comprehensive income	—	—	—	4	4
Balance, July 1, 2023	$684	$—	$—	$(34)	$650

See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(millions)

	Year-to-date period ended
	June 29, 2024	July 1, 2023
Operating activities
Net income	$64	$53
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	39	32
Pension and postretirement plan benefit	(18)	(13)
Deferred income taxes	1	—
Stock compensation	6	2
Other	5	(1)
Pension plan contributions	(10)	(1)
Changes in operating assets and liabilities:
Trade receivables	36	(9)
Inventories	(17)	101
Accounts payable	(4)	(21)
Income taxes payable	3	—
Accrued advertising and promotion	(32)	8
Accrued salaries and wages	(22)	2
All other current assets and liabilities	(14)	(13)
Net cash provided by (used in) operating activities	37	140
Investing activities
Additions to properties	(47)	(60)
Property damage recoveries from insurance proceeds	—	4
Net cash provided by (used in) investing activities	(47)	(56)
Financing activities
Repayment of borrowings under the Credit Agreement	(6)	—
Issuance (repayment) of notes payables, with maturities less than 90 days	(3)	—
Net issuances of common stock	2	—
Dividends paid	(27)	—
Net transfers (to) from Kellanova	—	(82)
Other	1	—
Net cash provided by (used in) financing activities	(33)	(82)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Increase (decrease) in cash and cash equivalents	(45)	2
Cash and cash equivalents at beginning of period	89	—
Cash and cash equivalents at end of period	$44	$2

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$17	$16
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
for the quarter ended June 29, 2024 (unaudited)
Note 1 Accounting policies
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

The allocation of expenses from Kellanova to the Company was reflected as follows in the Unaudited Consolidated Statement of Operations for the quarter and year-to-date ended July 1, 2023:

	Quarter ended	Year-to-date period ended
(millions)	July 1, 2023	July 1, 2023
Cost of goods sold	$34	$89
Selling, general and administrative	89	174
Other (income) expense, net	(5)	(11)
Total	$118	$252
The components of net parent investment for the year-to-date period ended July 1, 2023 were:

(millions)	July 1, 2023
Net transfers (to)/from Kellanova as reflected in the Unaudited Consolidated Statement of Cash Flow	$(82)
Non-cash stock compensation expense	2
Non-cash pension and postretirement benefit	(14)
Net transfers from/(to) Kellanova as reflected in the Unaudited Consolidated Statement of Changes in Equity	$(94)
The accompanying Unaudited Consolidated Financial Statements reflect the results of operations, financial position and cash flows of the Company prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The unaudited interim financial information of the Company included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the 2023 Annual Report.
The balance sheet information at December 30, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States. The results of operations for the quarter ended June 29, 2024 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable - Supplier Finance Programs
The Company establishes competitive market-based terms with our suppliers, regardless of whether they participate in supplier finance programs, which generally range from 0 to 135 days depending on their respective industry and geography.
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows. As of June 29, 2024, $158 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 30, 2023, $142 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
Disaggregated net sales
The following table presents the Company's disaggregated net sales by country:

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
United States	$588	$618	$1,212	$1,255
Canada	76	72	150	146
Other	8	10	17	19
Total	$672	$700	$1,379	$1,420
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
Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard primarily expands the required disclosures surrounding the rate reconciliation and income taxes paid. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt the updated standard for the fiscal year ending January 3, 2026. The Company is currently evaluating the impact the adoption of this standard will have on its disclosures.
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
The Company has no retained interest in the receivables sold; however, the Company does have collection and administrative responsibilities for the receivables sold. The Company has not recorded any servicing assets or liabilities as of June 29, 2024 and December 30, 2023 for these agreements, as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $313 million and $266 million remained outstanding under these arrangements as of June 29, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $5 million and $9 million for the quarter and year-to-date period ended June 29, 2024, respectively, and $4 million and $8 million for the quarter and year-to-date period ended July 1, 2023, respectively. The recorded loss is included in Other income (expense), net ("OIE").
A portion of cash received related to the accounts receivable monetization program is restricted as part of the Extended Terms collateralization agreement. As of June 29, 2024 and December 30, 2023, the amount of restricted cash was $16 million and $13 million, respectively, and is included in Cash and cash equivalents in the Unaudited Consolidated Balance Sheets.
Note 3 Equity
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock consist principally of unvested restricted stock units. As of June 29, 2024, the Company had approximately two million dilutive shares and no anti-dilutive shares.
On the Spin-Off Date, Kellanova distributed 85,631,304 shares of the Company's common stock to Kellanova's shareowners in connection with the Spin-Off. For comparative purposes, weighted average shares outstanding for the quarter and year-to-date period ended July 1, 2023 have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Spin-Off and assume the same basic weighted average shares as of the Spin-Off Date. For periods prior to the Spin-Off, it is assumed that there are no dilutive securities as there were no stock-based awards of the Company outstanding. Refer to the Unaudited Consolidated Statement of Income for basic and diluted earnings per share for the quarters and year-to-date periods ended June 29, 2024 and July 1, 2023.
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

AOCI as of June 29, 2024 and December 30, 2023 consisted of the following:

(millions)	June 29, 2024	December 30, 2023
Foreign currency translation adjustments	$(41)	$(35)
Postretirement and postemployment benefits:
Prior service credit (cost)	5	7
Total accumulated other comprehensive income (loss)	$(36)	$(28)
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
The following tables present the pension expense and nonpension postretirement income directly attributable to the Company for the quarter and year-to-date period ended June 29, 2024:
Pension

	Quarter ended	Year-to-date period ended
(millions)	June 29, 2024	June 29, 2024
Service cost	$2	$4
Interest cost	7	14
Expected return on plan assets	(9)	(18)
Amortization of unrecognized prior service cost	1	2
Total pension expense	$1	$2
Other nonpension postretirement

	Quarter ended	Year-to-date period ended
(millions)	June 29, 2024	June 29, 2024
Service cost	$1	$2
Interest cost	6	12
Expected return on plan assets	(15)	(30)
Amortization of unrecognized prior service cost	(2)	(4)
Total postretirement benefit income	$(10)	$(20)

For the quarter and year-to-date period ended July 1, 2023, there were no direct pension and nonpension postretirement costs. The following table summarizes the expenses that were allocated to the Company's plans prior to the Spin-Off:

		Quarter ended	Year-to-date period ended
(millions)		July 1, 2023	July 1, 2023
Pension plan:
Shared plans (multiemployer)	Cost allocation - COGS	$2	$4
	Cost allocation - OIE	—	—
Total pension expense		$2	$4
Nonpension postretirement plan:
Shared plans (multiemployer)	Cost allocation - COGS	$1	$2
	Cost allocation - OIE	(10)	(20)
Total postretirement benefit income		$(9)	$(18)

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
June 29, 2024	$7	$—	$7
July 1, 2023	$—	$—	$—
Year-to-date period ended:
June 29, 2024	$10	$—	$10
July 1, 2023	$—	$—	$—
Full year:
Fiscal year 2024 (projected) (a)	$24	$—	$24
Fiscal year 2023 (actual)	$—	$—	$—
(a)Projected 2024 amounts have been corrected from $0 million as previously disclosed in our 2023 Annual Report to $24 million.
Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 5 Operating leases

The Company leases certain warehouses, equipment, vehicles, and office space primarily through operating lease agreements. The Company recorded operating lease costs of $4 million and $7 million for the quarter and year-to-date period ended June 29, 2024, respectively. Operating lease costs for the quarter and year-to-date period ended July 1, 2023 were immaterial to the consolidated financial statements. Right-of-use assets and liabilities associated with the operating leases are classified in Other assets and Other liabilities, respectively, on the Unaudited Consolidated Balance Sheets.

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3	$—	$5	$—
Right-of-use assets obtained in exchange for operating lease liabilities
New leases	$16	$—	$52	$—
Modified leases	$—	$—	$—	$—
At June 29, 2024 future maturities of operating leases were as follows:

(millions)	Operating leases
2024 (remaining)	$8
2025	16
2026	15
2027	14
2028	13
2029 and beyond	11
Total minimum payments	$77
Less interest	(8)
Present value of lease liabilities	$69
Weighted-average remaining lease term - operating leases	4.7 years
Weighted-average discount rate - operating leases	6.7%
During the first and second quarters of 2024, the Company entered into lease agreements with unrelated third parties for distribution centers previously leased by Kellanova. The leases were either transferred to the Company or subleased directly from Kellanova as outlined in the Separation and Distribution Agreement. Payments for these leases are made on a monthly basis. Prior to the execution of these leases, use of the distribution centers was managed under the Transition Services Agreement.

The new lease agreement executed in the first quarter resulted in an increase to operating lease assets of $34 million, which is recorded within Other assets on the Unaudited Consolidated Balance Sheet. This also resulted in an increase to operating lease liabilities of $34 million, of which $3 million is classified as short-term and included in Other current liabilities and $31 million is classified as long-term, which is included in Other liabilities within the Unaudited Consolidated Balance Sheet.
The new sublease agreement executed in the second quarter resulted in an increase to operating lease assets of $14 million, which is recorded within Other assets on the Unaudited Consolidated Balance Sheet. This also resulted in an increase to operating lease liabilities of $14 million, of which $2 million is classified as short-term and included in Other current liabilities and $12 million is classified as long-term, which is included in Other liabilities within the Unaudited Consolidated Balance Sheet.

Note 6 Income taxes

The Company's consolidated effective tax rate for the quarter and year-to-date period ended June 29, 2024 was 26.8% and 26.4%, respectively. The consolidated effective tax rate for the quarter and year-to-date period ended July 1, 2023 was 23.1% and 23.2%, respectively. The Company's income tax expense is impacted by the level and mix of earnings among tax jurisdictions. The rate differed from the U.S. statutory rate in both periods primarily due to the impact of US state taxes.
Note 7 Derivative instruments
The Company is exposed to certain market risks such as changes in interest rates, foreign currency exchange rates, and price fluctuations, which exist as a part of its ongoing business operations. Management uses derivative and nonderivative financial and commodity instruments to manage these risks. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. As a matter of policy, the Company does not engage in trading or speculative hedging transactions.
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
After the Spin-Off, the Company has entered into its own derivative instruments. Derivative instruments are classified on the Unaudited Consolidated Balance Sheet based on the contractual maturity of the instrument or the timing of the underlying cash flows of the instrument for derivatives with contractual maturities beyond one year. Any collateral associated with derivative instruments is classified as Other assets or Other current liabilities on the Unaudited Consolidated Balance Sheet depending on whether the counterparty collateral is in an asset or liability position. Margin deposits related to exchange-traded commodities are recorded in accounts receivable, net on the Unaudited Consolidated Balance Sheet. On the Unaudited Consolidated Statement of Cash Flows, cash flows associated with derivative instruments are classified according to the nature of the underlying hedged item. Cash flows associated with collateral and margin deposits on exchange-traded commodities are classified as investing cash flows when the collateral account is in an asset position and as financing cash flows when the collateral account is in a liability position.
Total notional amounts of the Company’s derivative instruments as of June 29, 2024 and December 30, 2023 were as follows:

(millions)	June 29, 2024	December 30, 2023
Foreign currency exchange contracts	$251	$—
Commodity contracts	77	—
Total	$328	$—
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at June 29, 2024 and December 30, 2023, measured on a recurring basis.
Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market. For the Company, level 1 financial assets and liabilities consist primarily of commodity derivative contracts.
Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. For the Company, level 2 financial assets and liabilities consist of over-the-counter commodity and currency contracts.
The Company’s calculation of the fair value of over-the-counter commodity derivatives are valued using an income approach based on the commodity index prices less the contract rate multiplied by the notional amount. Foreign currency contracts are valued using an income approach based on forward rates less the contract rate multiplied by the notional amount. The Company’s calculation of the fair value of level 2 financial assets and liabilities takes into consideration the risk of nonperformance, including counterparty credit risk.
The Company does not have any derivatives designated as hedging instruments. The following table presents assets and liabilities that were measured at fair value in the Unaudited Consolidated Balance Sheet on a recurring basis as of June 29, 2024 and December 30, 2023:

	June 29, 2024			December 30, 2023
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$1	$1	$—	$—	$—
Commodity contracts:
Other current liabilities	1	—	1	—	—	—
Total liabilities	$1	$1	$2	$—	$—	$—
The effect of derivative instruments on the Company's Unaudited Consolidated Statement of Income for the quarters ended June 29, 2024 and July 1, 2023 was as follows:

	Gain (loss) recognized in cost of goods sold		Gain (loss) recognized in other income (expense), net
(millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Commodity contracts	$(1)	$(7)	$—	$—
Foreign currency derivatives	$(2)	$(1)	$—	$—
The effect of derivative instruments on the Company's Unaudited Consolidated Statement of Income for the year-to-date periods ended June 29, 2024 and July 1, 2023 was as follows:

	Gain (loss) recognized in cost of goods sold		Gain (loss) recognized in other income (expense), net
(millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Commodity contracts	$(1)	$(13)	$—	$—
Foreign currency derivatives	$(2)	$1	$—	$—
Counterparty credit risk concentration and collateral requirements
The Company could incur losses in the event of nonperformance by counterparties to over-the-counter (OTC) financial and commodity derivatives contracts. Management believes risk of loss with respect to derivative contracts is limited due to the use of master netting agreements with credit-ratings based collateralization requirements for OTC derivatives and the use of exchange-traded commodity contracts. As of June 29, 2024, the Company was not in a material net asset position with any OTC derivatives counterparties.

Note 8 Supplemental financial statement data

Unaudited Consolidated Balance Sheet

(millions)	June 29, 2024	December 30, 2023
Trade receivables	$189	$225
Allowance for expected credit losses	(1)	—
Other receivables	29	19
Accounts receivable, net	$217	$244
Raw materials	$56	$49
Manufacturing supplies	55	53
Materials in process	21	15
Finished goods	228	228
Inventories	$360	$345
Property, cost	$2,701	$2,676
Accumulated depreciation	(1,953)	(1,937)
Property, net	$748	$739
Operating lease assets	68	18
Deferred income taxes	13	13
Cloud computing technology	11	17
Other	5	3
Other assets	$97	$51
Other third party	530	502
Kellanova (a)	8	39
Accounts payable	$538	$541
Obligations under Transition Services Agreement	15	52
Operating lease obligations	13	6
Income taxes payable	10	7
Other	65	40
Other current liabilities	$103	$105
Operating lease obligations	56	12
Other	17	13
Other liabilities	$73	$25
(a)The $8 million and $39 million payable to Kellanova represents various items Kellanova paid on our behalf, for which we owe reimbursement for amounts incurred related to the Spin-Off.

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
The Company establishes accruals when appropriate for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at June 29, 2024. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company, individually or in the aggregate, to have a material impact on the Company’s consolidated financial statements.

Note 10 Subsequent events
On July 31, 2024, the Board of Directors of the Company approved a reorganization plan in connection with the Company’s strategic priority to modernize its supply chain. Under this reorganization plan, the Company will consolidate its manufacturing network by closing its Omaha, Nebraska plant, with a phased reduction in production beginning in late 2025 and full closure targeted by the end of 2026, and scaling back production (which includes a reduction in the number of manufacturing platforms) at its Memphis, Tennessee facility, commencing in late 2025. The reorganization plan was communicated to impacted employees on August 6, 2024 and remains subject to the satisfaction of certain collective bargaining obligations. The actions under the reorganization plan are expected to be substantially completed by the end of fiscal year 2026.
These actions are expected to result in cumulative restructuring pretax charges of between $230 and $270 million, including between $30 and $40 million in cash costs for severance and other termination benefits and between $30 and $40 million in other cash restructuring costs related to equipment dismantlement and other transition costs. The Company estimates between $170 and $190 million in non-cash charges related primarily to accelerated depreciation and asset write-offs. These charges are expected to be incurred through 2027. These figures do not include capital expenditures related to the reorganization.
The amounts expected to be incurred as a result of these actions, including the timing thereof, are estimates only and subject to a number of assumptions. Actual results may differ materially from the Company’s current expectations. The Company may also incur additional charges or other cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or associated with, these actions.

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
Key Factors Affecting Our Business
We believe key industry and economic factors that are currently impacting our business, and which in the near term are expected to continue to impact our business, include the following:
Macroeconomic conditions. In recent years, geopolitical instability, including wars and conflicts, as well as other global events have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges and inflationary pressures. We were able to mostly offset the dollar impact of this input-cost inflation through the execution of productivity initiatives and the implementation of revenue growth management actions to realize price. Additionally, from time to time, we may enter into a combination of fixed price contracts with supplier and commodity derivative instruments to manage the impact of volatility in the price of raw materials. During the first half of fiscal year 2024 we have experienced increased supply chain stability and some level of commodity cost moderation while other input costs have continued to be inflationary.
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
•Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"): We adjust the GAAP net income (loss) for: interest expense, income tax expense (benefit), depreciation and amortization expense, mark-to-market impacts from commodity and foreign currency contracts, other income (expense), net, separation costs related to the Spin-Off and business and portfolio realignment costs. Management believes that these metrics provide investors an additional basis to assess results over time.
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
Significant items impacting comparability
Mark-to-market on foreign exchange and commodity hedges
The Company recognizes mark-to-market adjustments for commodity contracts and certain foreign currency contracts as incurred. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. The Company recorded a pre-tax mark-to-market loss of $2 million for the quarter and year-to-date period ended June 29, 2024. The Company recorded a pre-tax mark-to-market loss of $5 million and $10 million for the quarter and year-to-date period ended July 1, 2023.

Separation costs
The Company incurred pre-tax charges related to the Spin-Off, primarily related to TSA transition costs and spin-related employee costs of $8 million and $16 million for the quarter and year-to-date period ended June 29, 2024. The Company recorded separation costs, primarily related to legal and consulting costs, of $40 million and $61 million for the quarter and year-to-date period ended July 1, 2023.

Business and portfolio realignment
The Company incurred non-recurring costs related to a reconfiguration of its supply chain network designed to drive increased productivity, resulting in pre-tax charges of $2 million and $3 million for the quarter and year-to-date period ended June 29, 2024. The Company incurred pre-tax costs in connection with its business and portfolio realignment of $1 million and $0 million for the quarter and year-to-date period ended July 1, 2023.

Other income (expense), net
The Company excludes the impact of all non-operating items from its Adjusted EBITDA calculation, which primarily includes pension-related income (expense), net and financing fees. As a result, other income of $4 million and $10 million was excluded for the quarter and year-to-date period ended June 29, 2024. Other income of $7 million and $15 million was excluded for the quarter and year-to-date period ended July 1, 2023.
Net income
The following tables provide an analysis of net income performance for the quarters and year-to-date periods ended June 29, 2024 and July 1, 2023:

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Reported net income	$31	$27	$64	$53
Interest expense	8	—	16	—
Income tax expense (benefit)	12	8	23	16
Depreciation and amortization expense	19	15	39	32
EBITDA	$70	$50	$142	$101
(Gain) loss on mark-to-market foreign exchange and commodity hedges	2	5	2	10
Other (income) expense, net	(4)	(7)	(10)	(15)
Separation costs	8	40	16	61
Business and portfolio realignment costs	2	1	3	—
Adjusted EBITDA	$78	$89	$153	$157
Note: Tables may not foot due to rounding.

Net income for the quarter and year-to-date period ended June 29, 2024 increased approximately 15% and 21%, respectively, compared to prior quarter and year-to-date periods as a result of productivity management initiatives, which was slightly mitigated by an increase in interest expense as a result of new debt issuances in the third quarter of 2023. After excluding the impacts of income tax expense, interest expense and depreciation, our EBITDA for both the quarter and year-to-date period ended June 29, 2024 increased 40% compared to the prior quarter and year-to-date period. The increase was primarily driven by a decrease in separation costs of $32 million and $45 million, respectively compared to the prior periods. Adjusted EBITDA, which excludes the impacts of mark-to-market, other (income) expense, business and portfolio realignment costs and separation costs, decreased 12% and 3% for the quarter and year-to-date period, compared to the prior period related to the incremental costs to operate as a standalone company. Net income, EBITDA and adjusted EBITDA include the impacts of prior year insurance recoveries of $16 million for the quarter and year-to-date period.
Margin performance
Our gross profit and gross profit margin performance for the quarters ended June 29, 2024 and July 1, 2023 were as follows:

Quarter ended	June 29, 2024		July 1, 2023		GM change vs. prior year (pts.)
(millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$196	29.1%	$191	27.3%	1.8
Mark-to-market	2	0.3%	5	0.7%	(0.4)
Separation costs	4	0.5%	15	2.1%	(1.6)
Business and portfolio realignment	1	0.1%	1	0.1%	—
Adjusted	$202	30.0%	$211	30.2%	(0.2)
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter increased 180 basis points versus the prior year due primarily to the impact of productivity management initiatives. Adjusted gross margin, which excludes mark-to-market impacts on commodities and foreign exchange hedges, business and portfolio realignment costs and separation costs decreased 20 basis points versus prior year due to insurance proceeds received of $16 million in the second quarter of 2023.

Our gross profit and gross profit margin performance for the year-to-date periods ended June 29, 2024 and July 1, 2023 were as follows:

Quarter ended	June 29, 2024		July 1, 2023		GM change vs. prior year (pts.)
(millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$399	28.9%	$372	26.2%	2.7
Mark-to-market	2	0.1%	10	0.7%	(0.6)
Separation costs	6	0.5%	17	1.2%	(0.7)
Business and portfolio realignment	2	0.1%	1	—%	0.1
Adjusted	$408	29.6%	$400	28.1%	1.5
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year-to-date period increased 270 basis points versus the prior year due primarily to the impact of productivity and revenue growth management initiatives. Adjusted gross margin increased 150 basis points versus the prior year, which excludes mark-to-market impacts on commodities and foreign exchange hedges, business and portfolio realignment costs and separation costs, which is impacted by insurance proceeds received of $16 million in the first half of 2023.

Net sales

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$672	$700	$1,379	$1,420

% change - 2024 vs. 2023:
Net sales increase (decrease)	(3.9)%		(2.9)%
Volume (tonnage)	(8.6)%		(7.8)%
Pricing/mix	4.7%		4.9%
Note: Tables may not foot due to rounding.

Net sales for the quarter and year-to-date period ended June 29, 2024 decreased approximately 4% and 3%, respectively, compared to the prior quarter and year-to-date period. Volume declined 9% and 8%, respectively compared to the prior periods, reflecting price elasticity. This decline in volume was partially offset by revenue growth management initiatives designed to cover rising input-cost inflation, resulting in a favorable price/mix of approximately 5% for the quarter and year-to-date period ended June 29, 2024.

Selling, general and administrative expense

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Selling, general & administrative expense	$149	$163	$306	$318

% change - 2024 vs. 2023:
Selling, general & administrative expense increase (decrease)	(8.6)%		(3.8)%
Selling, general and administrative expense for the quarter ended June 29, 2024 decreased approximately 9%, driven primarily by a decrease in Spin-Off related costs of $20 million when compared to the prior period. Expense for the quarters ended June 29, 2024 and July 1, 2023 was 22% and 23% of net sales, respectively.
Selling, general and administrative expense for the year-to-date period ended June 29, 2024 decreased approximately 4%, driven primarily by a decrease in spin-off related costs of $34 million, which was mitigated by an increase of overall costs to operate as a standalone entity. Expense for the year-to-date periods ended June 29, 2024 and July 1, 2023 was 22% and 22%, respectively.
Other income (expense), net
Other income (expense), net consists primarily of allocated pension and postretirement benefit plan related mark-to-market, interest cost, and expected return on plan assets.

For the quarter ended June 29, 2024, other income (expense), net decreased by 43% to $4 million compared to $7 million in the quarter ended July 1, 2023. For the year-to-date period ended June 29, 2024, other income (expense), net decreased by 33% to $10 million compared to $15 million in the quarter ended July 1, 2023. The primary driver of this decrease was insurance proceeds received of $2 million in the second quarter of 2023 and $4 million in the year-to-date period, related to recoveries for property damage after a fire at one of our manufacturing facilities.
Income taxes
The Company's consolidated effective tax rate for the quarter and year-to-date period ended June 29, 2024 was 26.8% and 26.4%, respectively. The consolidated effective tax rate for the quarter and year-to-date period ended July 1, 2023 was 23.1% and 23.2%, respectively. The Company's income tax expense is impacted by the level and mix of earnings among tax jurisdictions. The rate differed from the U.S. statutory rate in both periods primarily due to the impact of US state taxes.

Liquidity and capital resources
In September of 2023, the Company entered into a Credit Agreement, consisting of a $500 million term loan (the "Term Loan"), a $250 million delayed draw term loan, and a $350 million equivalent multicurrency revolving credit facility (collectively, the “Credit Facility”). As of June 29, 2024, borrowings under the Credit Facility were $490 million comprised of the Term Loan, of which $12 million was recognized as the current portion, less upfront fees paid during debt issuance. As of June 29, 2024, there was an additional $600 million of borrowing capacity under the Credit Facility.
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
The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	June 29, 2024	July 1, 2023
Net cash provided by (used in):
Operating activities	37	$140
Investing activities	(47)	(56)
Financing activities	(33)	(82)
Effect of exchange rates on cash and cash equivalents	(2)	—
Net increase (decrease) in cash and cash equivalents	$(45)	$2

Operating activities
Cash flow from operating activities for the year-to-date period ended June 29, 2024, decreased to $37 million, compared to $140 million in the prior year. The decrease was primarily due to the return to normalized inventory levels after lapping impacts that were impactful to the year ended 2022 which included cost inflation, general supply disruption and rebuild of inventory balances following a fire and strike at our manufacturing facilities in 2021. Another driver of the decrease was the settlement of $32 million of transition payables balances due to Kellanova in the first quarter of 2024, pursuant to the Transition Services Agreement and increased monetization of accounts receivable balances.
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

	Year-to-date period ended
(millions)	June 29, 2024	July 1, 2023
Net cash provided by operating activities	$37	$140
Additions to properties	(47)	(60)
Free cash flow	$(10)	$80

Investing activities
Our net cash used in investing activities was $47 million for the year-to-date period ended June 29, 2024 compared to $56 million in the comparable prior year period due to timing of capital spending in the current year compared to the prior year.

Financing activities
Our net cash used in financing activities for the year-to-date period ended June 29, 2024 was $33 million compared to net cash used of $82 million during the comparable prior year period. The current year transactions primarily include $27 million of dividend payments to shareowners in the first half of 2024, and $6 million in repayments on credit borrowings compared to $82 million in net transfers to Kellanova in the prior year.

In August of 2024 the Board of Directors declared a dividend of $0.16 per share of common stock, payable on September 14, 2024 to shareowners of record as of the close of business on August 31, 2024.
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

The Company has no retained interest in the receivables sold; however, the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of June 29, 2024 and December 30, 2023 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements. Accounts receivable sold of $313 million and $266 million remained outstanding under these arrangements as of June 29, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $5 million and $9 million for the quarter and year-to-date period ended June 29, 2024, respectively, and $4 million and $8 million for the quarter and year-to-date period ended July 1, 2023, respectively. The recorded loss is included in Other income (expense), net.

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

The payment of these obligations by the Company is included in cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows. As of June 29, 2024, $158 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 30, 2023, $142 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.

Critical accounting estimates
We have included a summary of our critical accounting estimates in our 2023 Annual Report. There have been no material changes to the summary provided in that report.

Forward-looking statements
This Quarterly Report contains a number of “forward-looking statements” with expectations concerning, among other things, sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; the results of the Spin-Off; our strategy, financial principles, and plans; initiatives, improvements and growth; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in several sections of this MD&A. Our actual results or activities may differ materially from these predictions.

Our future results could be affected by a variety of other factors, including, among others, a decline in demand for ready-to-eat cereals; supply chain disruptions and increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic and market conditions; consumers’ perception of our brands or company; business disruptions; our ability to drive our growth targets to increase revenue and profit; our failure to achieve our targeted cost savings and efficiencies from cost reduction initiatives; our failure to achieve the expected benefits from our supply chain modernization efforts; unanticipated costs and negative financial and other impacts of our planned network consolidation; strategic acquisitions, alliances, divestitures or joint ventures or organic growth opportunities we may pursue in the future; material disruptions at one of our facilities; our ability to attract, develop and retain the highly skilled people we need to support our business; a shortage of labor, our failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations that could increase labor costs; an increase in our post-retirement benefit-related costs and funding requirements caused by, among other things, volatility in the financial markets, changes in interest rates and actuarial assumptions; our inability to obtain sufficient capital to grow our business and to increase our revenues; an impairment of the carrying value of goodwill or other acquired intangibles; increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor; increases in transportation costs and reduced availability of, or increases in, the price of oil or other fuels; competition, including with respect to retail and shelf space; the changing retail environment and the growing presence of alternative retail channels; the successful development of new products and processes; adverse changes in the global climate or extreme weather conditions; and other risks and uncertainties described in Part I, Item 1A, of our 2023 Annual Report. Forward-looking statements speak only as of the date of this Quarterly Report, and we undertake no obligation to publicly update them except as required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 7 within Notes to Unaudited Consolidated Financial Statements for further information on our derivative financial and commodity instruments.

Refer to disclosures contained within Part I, Item 7A of our 2023 Annual Report for infomration about market risk to which we are exposed. There have been no material changes in the Company’s market risk during the quarter ended June 29, 2024.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period ending June 29, 2024. Based upon our evaluation, our CEO and our CFO have concluded that, as of the period ending June 29, 2024, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal controls over financial reporting during the quarter ended June 29, 2024 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits
(a)Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification of Gary Pilnick
31.2	Rule 13a-14(e)/15d-14(a) Certification of David McKinstray
32.1*	Section 1350 Certification of Gary Pilnick
32.2*	Section 1350 Certification of David McKinstray
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Furnished herewith

WK KELLOGG CO
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WK KELLOGG CO

/s/ David McKinstray
David McKinstray
Chief Financial Officer

/s/ Lisa Walter
Lisa Walter
Principal Accounting Officer; Corporate Controller
Date: August 6, 2024