Form 10-Q
period 2024-09-28
WK Kellogg Co
filed 2024-11-07
CIK 1959348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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

269 - 401-3000
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
Yes  ☐    No  ☒
As of November 1, 2024 — 86,125,244 shares of the registrant's common stock were outstanding

WK KELLOGG CO

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WK KELLOGG CO
CONSOLIDATED BALANCE SHEET (Unaudited)
(millions, except per share data)

	September 28, 2024	December 30, 2023
Current assets
Cash and cash equivalents	$47	$89
Accounts receivable, net	199	244
Inventories	339	345
Other current assets	17	28
Total current assets	602	706
Property, net	764	739
Operating lease right-of-use assets	99	18
Goodwill	53	53
Other intangibles	57	57
Postretirement plan assets	300	283
Other assets	25	33
Total assets	$1,900	$1,889
Current liabilities
Notes payable	$2	$4
Current maturities of long-term debt	15	8
Accounts payable	508	541
Accrued advertising and promotion	92	121
Accrued salaries and wages	52	57
Other current liabilities	101	105
Total current liabilities	770	836
Long-term debt	472	487
Long-term operating lease obligations	83	12
Deferred income taxes	96	106
Pension liability	122	135
Other liabilities	41	13
Commitments and contingencies (Note 9)
Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized Issued: 85,977,995 shares as of September 28, 2024 and 85,812,883 shares as of December 30, 2023	—	—
Capital in excess of par value	341	327
Retained earnings	11	1
Accumulated other comprehensive loss	(36)	(28)
Total equity	316	300
Total liabilities and equity	$1,900	$1,889
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(millions, except per share data)

	Quarter ended		Year-to-date period ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$689	$692	$2,068	$2,112
Cost of goods sold	495	496	1,475	1,544
Selling, general and administrative expense	162	179	468	497
Restructuring Costs	38	—	38	—
Operating profit (loss)	(6)	17	87	71
Interest expense	7	—	23	—
Other income (expense), net	(2)	38	8	53
Income (loss) before income taxes	(15)	55	72	124
Income taxes (benefit)	(4)	13	19	29
Net income (loss)	$(11)	$42	$53	$95
Per share amounts (a):
Basic earnings (loss)	$(0.13)	$0.49	$0.62	$1.10
Diluted earnings (loss)	(0.13)	0.49	0.60	1.10
Average shares outstanding:
Basic	86	86	86	86
Diluted	86	86	88	86
Actual shares outstanding at period end	86	86	86	86
(a)On October 2, 2023, Kellanova, the former parent company of WK Kellogg Co, distributed 85,631,304 shares of WK Kellogg Co common stock to Kellanova's shareowners in connection with its Spin-Off of WK Kellogg Co (the "Spin-Off"). See Note 1 "Accounting Policies" to the Unaudited Consolidated Financial Statements for more information. Basic and diluted earnings per share were retrospectively recast for the number of shares of WK Kellogg Co common stock outstanding immediately following the Spin-Off for the quarter and year-to-date period ended September 30, 2023.
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(millions)

	Quarter ended			Year-to-date period ended
	September 28, 2024			September 28, 2024
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)	$(15)	$4	$(11)	$72	$(19)	$53
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	—	—	—	(6)	2	(4)
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	(2)	—	(2)	(2)	—	(2)
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service cost	3	(1)	2	3	(1)	2
Reclassification to net income:
Prior service cost	(1)	1	—	(3)	1	(2)
Comprehensive income (loss)	$(15)	$4	$(11)	$64	$(17)	$47

	Quarter ended			Year-to-date period ended
	September 30, 2023			September 30, 2023
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income	$55	$(13)	$42	$124	$(29)	$95
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	(1)	—	(1)	3	—	3
Comprehensive income	$54	$(13)	$41	$127	$(29)	$98
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
(millions)

	Quarter ended September 28, 2024
	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)	shares	amount
Balance, June 29, 2024	86	$—	$335	$37	$(36)	$336
Net income (loss)	—	—	—	(11)	—	(11)
Dividends declared ($0.16 per share)	—	—	—	(14)	—	(14)
Other comprehensive income (loss)	—	—	—	—	—	—
Stock compensation	—	—	5	(1)	—	4
Share issuance	—	—	1	—	—	1
Balance, September 28, 2024	86	$—	$341	$11	$(36)	$316

	Year-to-date period ended September 28, 2024
	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)	shares	amount
Balance, December 30, 2023	86	$—	$327	$1	$(28)	$300
Net income	—	—	—	53	—	53
Dividends declared ($0.48 per share)	—	—	—	(41)		(41)
Other comprehensive income (loss)	—	—	—	—	(8)	(8)
Stock compensation			11	(2)	—	9
Stock issuance	—	—	3	—	—	3
Balance, September 28, 2024	86	$—	$341	$11	$(36)	$316

WK KELLOGG CO
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
(millions)

	Quarter ended September 30, 2023
	Net Kellanova investment	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)
Balance, July 1, 2023	$684	$—	$—	$(34)	$650
Net income	42	—	—	—	42
Net transfer (to)/from Kellanova	160	—	—	8	168
Distribution of WK Kellogg Co shares to Kellanova shareholders	(663)	—	—	—	(663)
Other comprehensive income (loss)	—	—	—	(1)	(1)
Balance, September 30, 2023	$223	$—	$—	$(27)	$196

	Year-to-date period ended September 30, 2023
	Net Kellanova Investment	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)
Balance, December 31, 2023	$725	$—	$—	$(38)	$687
Net income	95	—	—	—	95
Net transfer (to)/from Kellanova	66	—	—	8	74
Distribution of WK Kellogg Co shares to Kellanova shareholders	(663)	—	—	—	(663)
Other comprehensive income	—	—	—	3	3
Balance, September 30, 2023	$223	$—	$—	$(27)	$196

See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(millions)

	Year-to-date period ended
	September 28, 2024	September 30, 2023
Operating activities
Net income	$53	$95
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	59	49
Pension and postretirement plan benefit	(21)	(52)
Deferred income taxes	(7)	—
Stock compensation	11	3
Restructuring costs	38	—
Other	3	2
Pension plan contributions	(17)	(1)
Changes in operating assets and liabilities:
Trade receivables	56	(92)
Inventories	5	106
Accounts payable	(37)	9
Due to/from related parties	—	13
Income taxes payable	5	—
Accrued advertising and promotion	(28)	22
Accrued salaries and wages	(5)	22
All other current assets and liabilities	(26)	23
All other noncurrent assets and liabilities	9	(15)
Net cash provided by (used in) operating activities	98	184
Investing activities
Additions to properties	(96)	(93)
Other	2	—
Property damage recoveries from insurance proceeds	—	4
Net cash provided by (used in) investing activities	(94)	(89)
Financing activities
Proceeds from borrowings under the Credit Agreement	—	664
Repayment of borrowings under the Credit Agreement	(9)	—
Payment of financing fees	—	(7)
Repayment of notes payables, with maturities less than 90 days	(2)	—
Net transfer (to)/from Kellanova	—	(25)
Net issuances of common stock	3	—
Dividend to Kellanova	—	(663)
Dividends paid	(41)	—
Other	5	—
Net cash provided by (used in) financing activities	(44)	(31)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Increase (decrease) in cash and cash equivalents	(42)	64
Cash and cash equivalents at beginning of period	89	—
Cash and cash equivalents at end of period	$47	$64

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$20	$27
Supplemental cash flow disclosures of non-cash financing activities:
Contribution of certain assets and liabilities to WK Kellogg Co by Kellanova	$—	143
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
for the quarter ended September 28, 2024 (unaudited)
Note 1 Accounting policies
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

The allocation of expenses from Kellanova to the Company was reflected as follows in the Unaudited Consolidated Statement of Operations for the quarter and year-to-date ended September 30, 2023:

	Quarter ended	Year-to-date period ended
(millions)	September 30, 2023	September 30, 2023
Cost of goods sold	$39	$128
Selling, general and administrative	59	233
Other (income) expense, net	(32)	(43)
Total	$66	$318
The components of net parent investment for the year-to-date period ended September 30, 2023 were:

(millions)	September 30, 2023
Net transfers (to)/from Kellanova as reflected in the Unaudited Consolidated Statement of Cash Flow	$(25)
Non-cash stock compensation expense	3
Non-cash pension and postretirement benefit	(47)
Non-cash contribution of assets and liabilities from parent	143
Net transfers from/(to) Kellanova as reflected in the Unaudited Consolidated Statement of Equity	$74
The accompanying Unaudited Consolidated Financial Statements reflect the results of operations, financial position and cash flows of the Company prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The unaudited interim financial information of the Company included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included within the 2023 Annual Report.
The balance sheet information at December 30, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the quarter and year-to-date period ended September 28, 2024 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable - Supplier Finance Programs
The Company establishes competitive market-based terms with our suppliers, regardless of whether they participate in supplier finance programs, which generally range from 0 to 135 days depending on their respective industry and geography.
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows. As of September 28, 2024, $133 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 30, 2023, $142 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
Disaggregated net sales
The following table presents the Company's disaggregated net sales by country:

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
United States	$601	$605	$1,813	$1,859
Canada	78	78	229	225
Other	10	9	26	28
Total	$689	$692	$2,068	$2,112
Accounting standards to be adopted in future periods
Segment Reporting: Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires all public entities that are subject to segment reporting requirements to disclose additional information, including significant segment expenses and other segment items on an annual and interim basis. It also requires the disclosure of the title and the position of the chief operating decision maker and how the reported measures are used for making business decisions. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt the updated standard for the fiscal year ending December 28, 2024. The Company is currently evaluating the impact the adoption of this standard will have on its disclosures.
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
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). This standard requires all public entities to provide additional disclosure about the nature of the expenses included in the income statement. The DISE will require disclosure about specific types of expenses included within the expense caption presented on the face of the income statement, as well as, additional disclosure about selling expenses. This standard is effective for fiscal years beginning after December 15,

2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company intends to adopt the updated standard for the fiscal year ending January 1, 2028. The Company is currently evaluating the impact the adoption of this standard will have on its disclosures.
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
The Company has no retained interest in the receivables sold; however, the Company does have collection and administrative responsibilities for the receivables sold. The Company has not recorded any servicing assets or liabilities as of September 28, 2024 and December 30, 2023 for these agreements, as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $320 million and $266 million remained outstanding under these arrangements as of September 28, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $5 million and $14 million for the quarter and year-to-date period ended September 28, 2024, respectively, and $3 million and $11 million for the quarter and year-to-date period ended September 30, 2023, respectively. The recorded loss is included in Other income (expense), net ("OIE") in the Unaudited Consolidated Statement of Income.
A portion of cash received related to the accounts receivable monetization program is restricted as part of the Extended Terms collateralization agreement. As of September 28, 2024 and December 30, 2023, the amount of restricted cash was $16 million and $13 million, respectively, and is included in Cash and cash equivalents in the Unaudited Consolidated Balance Sheets.
Note 3 Equity
Earnings per share
Basic earnings (loss) per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock consist principally of unvested restricted stock units. Computations of diluted earnings per share should not give effect to any dilutive potential shares of common stock that would have the effect of increasing earnings per share (or decreasing the loss per share). Therefore as a result of the net loss for the quarter ended September 28, 2024, all potentially dilutive shares have been excluded from the calculation of dilutive earnings (loss) per share. For the year-to-date period ended September 28, 2024, the Company had approximately two million dilutive shares and zero anti-dilutive shares.
On the Spin-Off Date, Kellanova distributed 85,631,304 shares of the Company's common stock to Kellanova's shareowners in connection with the Spin-Off. For comparative purposes, weighted average shares outstanding for the quarter and year-to-date period ended September 30, 2023 have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Spin-Off and assume the same basic weighted average shares as of the Spin-Off Date. For periods prior to the Spin-Off, it is assumed that there are no dilutive securities as there were no stock-based awards of the Company outstanding. Refer to the Unaudited Consolidated Statement of

Income for basic and diluted earnings per share for the quarters and year-to-date periods ended September 28, 2024 and September 30, 2023.
Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareowners. Other comprehensive income consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges, which are recorded in interest expense within the statement of income, upon reclassification from Accumulated Other Comprehensive Income ("AOCI"), adjustments for net experience gains (losses), prior service credit (costs) related to employee benefit plans, which are recorded in OIE within the statement of income, upon reclassification from AOCI. The related tax effects of these items are recorded in Income taxes within the Unaudited Consolidated Statement of Income, upon reclassification from AOCI.
AOCI as of September 28, 2024 and December 30, 2023 consisted of the following:

(millions)	September 28, 2024	December 30, 2023
Foreign currency translation adjustments	$(41)	$(35)
Cash flow hedges — net deferred gain (loss)	(2)	—
Postretirement and postemployment benefits:
Prior service credit (cost)	7	7
Total accumulated other comprehensive income (loss)	$(36)	$(28)
Note 4 Restructuring
On July 31, 2024, the Board of Directors of the Company approved a reorganization plan in connection with the Company's strategic priority to modernize its supply chain. Under this reorganization plan, herein referred to as the restructuring plan, the Company will consolidate its manufacturing network by closing its Omaha, Nebraska plant, with a phased reduction in production beginning in late 2025 and full closure targeted by the end of 2026, and scaling back production (which includes a reduction in the number of manufacturing platforms) at its Memphis, Tennessee facility, commencing in late 2025. The restructuring plan was communicated to impacted employees on August 6, 2024 and remains subject to the satisfaction of certain collective bargaining obligations. The actions under the restructuring plan are expected to be completed by the end of fiscal year 2026.
These actions are expected to result in cumulative restructuring pretax charges of between $230 and $270 million, including between $30 and $40 million in cash costs for severance and other termination benefits and between $30 and $40 million in other cash restructuring costs related to equipment dismantlement and other transition costs. The Company estimates between $170 and $190 million in non-cash charges related primarily to accelerated depreciation and asset write-offs. These charges are expected to be incurred through 2027. The amounts expected to be incurred as a result of these actions, including the timing thereof, are estimates only and subject to a number of assumptions. Actual results may differ materially from the Company's current expectations. The Company may also incur additional charges or other cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or associated with, these actions.
For the quarter and year-to-date period ended September 28, 2024, the Company recorded total restructuring charges of $41 million. These charges comprised of $38 million recorded to Restructuring Costs and $3 million to Other income (expense).

The table below provides the details for the charges incurred during 2024 and project costs to date:

(millions)	2024	Project costs to date
Employee related costs	$20	$20
Pension curtailment (gain) loss, net (a)	3	3
Asset related costs	16	16
Other costs	2	2
Total	$41	$41

 (a) Restructuring costs do not include a $3 million remeasurement loss recorded to Other income (expense). See Note 5 for additional details.
Employee related costs consist of severance and other termination benefits. Pension curtailment (gain) loss consists of a curtailment loss that resulted from restructuring plan initiatives. Asset related costs consisted primarily of accelerated depreciation of $8 million and asset write-offs and impairments of $8 million. Other costs incurred consist primarily of legal and consulting fees.
At September 28, 2024 total project reserves were $22 million, related to expected severance payments and other costs of which a substantial portion will be paid in 2026. Employee related cost accruals are recorded to other current liabilities and other liabilities within the Unaudited Consolidated Balance Sheet. Other cost accruals are recorded to accounts payable and other current liabilities within the Unaudited Consolidated Balance Sheet. The following table provides details for exit cost reserves:

(millions)	Employee Related Costs	Pension curtailment (gain) loss, net	Asset Related Costs	Other Costs	Total
Liability as of December 30, 2023	$—	$—	$—	$—	$—
2024 restructuring charges	20	3	16	2	41
Cash payments	—	—	—	—	—
Non-cash charges and other	—	(3)	(16)	—	(19)
Liability as of September 28, 2024	$20	$—	$—	$2	$22
Note 5 Pension and postretirement benefits
The Company sponsors a pension plan in the United States and several plans in the United States and Canada that provide health care and other welfare benefits to retired employees who have met certain age and service requirements. These plans are described within the Notes to the Consolidated Financial Statements included in the 2023 Annual Report. Components of Company benefit plans (income) expense for the periods presented are included in the tables below. Excluding the service cost component, these amounts are included within OIE in the Unaudited Consolidated Statement of Income.
For the quarter and year-to-date period ended September 28, 2024, the Company recorded a $3 million loss on pension curtailment charges reflecting higher net prior service costs driven by restructuring plans discussed in Note 4. The curtailment loss, as well as the recognized (gain) loss, net from remeasurement, was recognized within OIE in the Company's Unaudited Consolidated Statement of Income.
The following tables present the pension expense and nonpension postretirement income directly attributable to the Company for the quarter and year-to-date period ended September 28, 2024:

Pension

	Quarter ended	Year-to-date period ended
(millions)	September 28, 2024	September 28, 2024
Service cost	$2	$6
Interest cost	7	21
Expected return on plan assets	(9)	(27)
Amortization of unrecognized prior service cost	1	3
Recognized (gain) loss, net	3	3
Curtailment (gain) loss, net	3	3
Total pension expense	$7	$9
Other nonpension postretirement

	Quarter ended	Year-to-date period ended
(millions)	September 28, 2024	September 28, 2024
Service cost	$1	$3
Interest cost	6	18
Expected return on plan assets	(15)	(45)
Amortization of unrecognized prior service cost	(2)	(6)
Total postretirement benefit income	$(10)	$(30)

The following table summarizes the expenses that were allocated to the Company's plans prior to the Spin-Off:

		Quarter ended	Year-to-date period ended
(millions)		September 30, 2023	September 30, 2023
Pension plans:
Direct plan	Net periodic benefit cost	$1	$1
Shared plans (multiemployer)	Cost allocation - COGS	1	5
	Cost allocation - OIE	10	10
Total pension expense		$12	$16
Nonpension postretirement plans:
Direct plan	Net periodic benefit income	$(6)	$(6)
Shared plans (multiemployer)	Cost allocation - COGS	1	3
	Cost allocation - OIE	(44)	(65)
Total postretirement benefit (income)/expense		$(37)	$(52)
Pension
The components of net periodic benefit costs for the direct pension plans are:

	Quarter ended	Year-to-date period ended
(millions)	September 30, 2023	September 30, 2023
Service cost	$1	$1
Interest cost	3	3
Expected return on plan assets	(3)	(3)
Amortization of unrecognized prior service cost	—	—
Remeasurement (gain)/loss	—	—
Total pension expense	$1	$1

Postretirement
The components of net periodic benefit costs for the direct nonpension postretirement plans are:

	Quarter ended	Year-to-date period ended
(millions)	September 30, 2023	September 30, 2023
Service cost	$1	$1
Interest cost	4	4
Expected return on plan assets	(10)	(10)
Amortization of unrecognized prior service cost	(1)	(1)
Remeasurement (gain)/loss	—	—
Total postretirement benefit income	$(6)	$(6)

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
September 28, 2024	$7	$—	$7
September 30, 2023	$—	$—	$—
Year-to-date period ended:
September 28, 2024	$17	$—	$17
September 30, 2023	$1	$—	$1
Full year:
Fiscal year 2024 (projected) (a)	$24	$—	$24
Fiscal year 2023 (actual)	$—	$—	$—
(a)Projected 2024 amounts have been corrected from $0 million as previously disclosed in our 2023 Annual Report to $24 million.
Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 6 Operating leases
The Company leases certain warehouses, equipment, vehicles, and office space primarily through operating lease agreements. The Company recorded operating lease costs of $5 million and $12 million for the quarter and year-to-date period ended September 28, 2024, respectively. Operating lease costs for the quarter and year-to-date period ended September 30, 2023 were immaterial to the consolidated financial statements.

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4	$—	$9	$—
Right-of-use assets obtained in exchange for operating lease liabilities
New leases	$35	$—	$87	$—
Modified leases	$—	$—	$—	$—
At September 28, 2024 future maturities of operating leases were as follows:

(millions)	Operating leases
2024 (remaining)	$6
2025	22
2026	21
2027	20
2028	19
2029 and beyond	28
Total minimum payments	$116
Less interest	(15)
Present value of lease liabilities	$101
Weighted-average remaining lease term - operating leases	5.4 years
Weighted-average discount rate - operating leases	6.2%
During each of the first three quarters of 2024, the Company entered into lease agreements with unrelated third parties for distribution centers previously leased by Kellanova. The leases were either transferred to the Company or subleased directly from Kellanova as outlined in the Separation and Distribution Agreement. Payments for these leases are made on a monthly basis. Prior to the execution of these leases, use of the distribution centers was managed under the Transition Services Agreement.
The new sublease agreement executed in the third quarter of 2024 resulted in an increase to operating lease assets of $34 million, which is recorded within Operating lease assets on the Unaudited Consolidated Balance Sheet. This also resulted in an increase to operating lease liabilities of $34 million, of which $4 million is classified as short-term and included in Other current liabilities and $30 million is classified as Long-term operating lease obligations on the Unaudited Consolidated Balance Sheet.
For the year-to-date period ended September 28, 2024, the effect of the new lease agreements resulted in an increase to operating lease assets of $82 million, which is recorded within Operating lease assets on the Unaudited Consolidated Balance Sheet. These leases also resulted in an increase to operating lease liabilities of $82 million, of which $9 million is classified as short-term and included in Other current liabilities and $73 million is classified as Long-term operating lease obligations on the Unaudited Consolidated Balance Sheet.

Note 7 Income taxes
The Company's consolidated effective tax rate for the quarter and year-to-date period ended September 28, 2024 was 27.8% and 26.1%, respectively. The consolidated effective tax rate for the quarter and year-to-date period ended September 30, 2023 was 23.9% and 23.7%, respectively. The Company's income tax expense is impacted by the level and mix of earnings among tax jurisdictions. The rate differed from the U.S. statutory rate in both periods primarily due to the impact of US state taxes.
Note 8 Derivative instruments
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
Total notional amounts of the Company’s derivative instruments as of September 28, 2024 and December 30, 2023 were as follows:

(millions)	September 28, 2024	December 30, 2023
Foreign currency exchange contracts	$300	$—
Commodity contracts	60	—
Interest rate contracts	250	—
Total	$610	$—
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at September 28, 2024 and December 30, 2023, measured on a recurring basis.
Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market. For the Company, level 1 financial assets and liabilities consist primarily of commodity derivative contracts.
Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. For the Company, level 2 financial assets and liabilities consist of interest rate swaps, over-the-counter commodity and currency contracts.

The Company's calculation of the fair value of the interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and interest rate curve. Over-the-counter commodity derivatives are valued using an income approach based on the commodity index prices less the contract rate multiplied by the notional amount. Foreign currency contracts are valued using an income approach based on forward rates less the contract rate multiplied by the notional amount. The Company’s calculation of the fair value of level 2 financial assets and liabilities takes into consideration the risk of nonperformance, including counterparty credit risk.
The following table presents assets and liabilities that were measured at fair value in the Unaudited Consolidated Balance Sheet on a recurring basis as of September 28, 2024 and December 30, 2023:
Derivatives designated as hedging instruments

	September 28, 2024			December 30, 2023
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Liabilities:
Interest rate contracts:
Other liabilities	—	2	2	—	—	—
Total liabilities	$—	$2	$2	$—	$—	$—
Derivatives not designated as hedging instruments

	September 28, 2024			December 30, 2023
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$4	$4	$—	$—	$—
Commodity contracts:
Other current liabilities	2	—	2	—	—	—
Total liabilities	$2	$4	$6	$—	$—	$—
During the quarter and year-to-date periods ended September 28, 2024 and September 30, 2023, the Company did not recognize any realized gains or losses associated with the interest rate swaps. These derivatives are accounted for as cash flow hedges and the related net gain or loss is recorded in AOCI and will be amortized to interest expense over the term of the related fixed rate debt.
The effect of derivative instruments on the Company's Unaudited Consolidated Statement of Income and Unaudited Consolidated Statement of Comprehensive Income for the quarters and year-to-date periods ended September 28, 2024 and September 30, 2023 was as follows:
Derivatives designated as hedging instruments

	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
(millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest rate contracts	$(2)	$—	$—	$—	Interest expense

	Quarter ended		Year-to-date period ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
(millions)	Interest Expense	Interest Expense	Interest Expense	Interest Expense
Interest rate contracts:	$—	$—	$—	$—
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$—	$—

Derivatives not designated as hedging instruments
The effect of derivative instruments on the Company's Unaudited Consolidated Statement of Income for the quarters ended September 28, 2024 and September 30, 2023 was as follows:

	Gain (loss) recognized in cost of goods sold		Gain (loss) recognized in other income (expense), net
(millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Commodity contracts	$(1)	$1	$—	$—
Foreign currency derivatives	$(4)	$(3)	$—	$—
The effect of derivative instruments on the Company's Unaudited Consolidated Statement of Income for the year-to-date periods ended September 28, 2024 and September 30, 2023 was as follows:

	Gain (loss) recognized in cost of goods sold		Gain (loss) recognized in other income (expense), net
(millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Commodity contracts	$(2)	$(12)	$—	$—
Foreign currency derivatives	$(6)	$(2)	$—	$—
Counterparty credit risk concentration and collateral requirements
The Company could incur losses in the event of nonperformance by counterparties to over-the-counter ("OTC") financial and commodity derivatives contracts. Management believes risk of loss with respect to derivative contracts is limited due to the use of master netting agreements with credit-ratings based collateralization requirements for OTC derivatives and the use of exchange-traded commodity contracts. As of September 28, 2024, the Company was not in a material net asset position with any OTC derivatives counterparties.

Note 9 Supplemental financial statement data

Unaudited Consolidated Balance Sheet

(millions)	September 28, 2024	December 30, 2023
Trade receivables	$169	$225
Allowance for expected credit losses	(1)	—
Other receivables	31	19
Accounts receivable, net	$199	$244
Raw materials	$54	$49
Manufacturing supplies	55	53
Materials in process	21	15
Finished goods	209	228
Inventories	$339	$345
Property, cost	$2,745	$2,676
Accumulated depreciation	(1,976)	(1,937)
Accumulated impairment	(5)	—
Property, net	$764	$739
Other third party	500	502
Kellanova (a)	8	39
Accounts payable	$508	$541
Obligations under Transition Services Agreement	12	52
Operating lease obligations	18	6
Income taxes payable	13	7
Other	58	40
Other current liabilities	$101	$105
(a)The $8 million and $39 million payable to Kellanova represents various items Kellanova paid on the Company's behalf, for which the Company owes reimbursement for amounts incurred related to the Spin-Off.

Note 10 Contingencies
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
The Company establishes accruals when appropriate for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at September 28, 2024. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company, individually or in the aggregate, to have a material impact on the Company’s consolidated financial statements.

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
Key Factors Affecting Our Business
We believe key industry and economic factors that are currently impacting our business, and which in the near term are expected to continue to impact our business, include the following:
Macroeconomic conditions. In recent years, geopolitical instability, including wars and conflicts, as well as other global events have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges and inflationary pressures. We were able to mostly offset the dollar impact of this input-cost inflation through the execution of productivity initiatives and the implementation of revenue growth management actions to realize price. Additionally, from time to time, we may enter into a combination of fixed price contracts with suppliers and commodity derivative instruments to manage the impact of volatility in the price of raw materials. During the current year we have experienced increased supply chain stability and some level of commodity cost moderation while other input costs have continued to be inflationary.
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

Non-GAAP Financial Measures
The non-GAAP financial measures in this Quarterly Report are supplemental measures of our performance. These non-GAAP financial measures that we provide to management and investors exclude certain items that we do not consider part of on-going operations. Our management team utilizes a combination of GAAP and non-GAAP financial measures to evaluate business results, to make decisions regarding the future direction of our business, and for resource allocation decisions, including incentive compensation. As a result, we believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance which is useful in the analysis of ongoing operating trends. All historical non-GAAP financial measures have been reconciled from the most directly comparable.GAAP financial measures.

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
•Adjusted Net Income: We adjust the GAAP net income (loss) for: mark-to-market impacts from commodity and foreign currency contracts, separation costs related to the Spin-Off, business, portfolio realignment and restructuring costs, other income (expense) and the tax impacts of these noted items. Management believes that this non-GAAP financial metric provide investors an additional basis to assess results over time.
•Adjusted Earnings Per Share (EPS): We adjust GAAP EPS for the per share affect of: mark-to-market impacts from commodity and foreign currency contracts, pre-tax separation costs related to the Spin-Off, business, portfolio realignment and restructuring costs, other incomes (expense) and the tax impacts of these noted items. Management believes that these metrics provide investors an additional basis to assess results over time.
•Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"): We adjust the GAAP net income (loss) for: interest expense, income tax expense (benefit), depreciation and amortization expense, mark-to-market impacts from commodity and foreign currency contracts, other income (expense), net, separation costs related to the Spin-Off and business, portfolio realignment and restructuring costs. Management believes that these metrics provide investors an additional basis to assess results over time.
•Adjusted gross profit and adjusted gross margin: We adjust GAAP gross profit and gross margin to exclude the effect of business, portfolio realignment and restructuring costs, separation costs related to the Spin-Off and mark-to-market impacts from commodity and foreign currency contracts. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives.
•Free cash flow: Free cash flow is defined as Net cash provided by (used in) operating activities reduced by expenditures for property additions. Cash flow does not represent the residual cash flow available for discretionary expenditures. We use this non-GAAP financial measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchases once all of the Company’s business needs and obligations are met.
Significant items impacting comparability
Mark-to-market on foreign exchange and commodity hedges
The Company recognizes mark-to-market adjustments for commodity contracts and certain foreign currency contracts as incurred. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. The Company recorded a pre-tax mark-to-market loss of $3 million and $5 million for the quarter and year-to-date period ended September 28, 2024. The Company recorded a pre-tax mark-to-market gain of $8 million and loss of $3 million for the quarter and year-to-date period ended September 30, 2023.

Separation costs
The Company incurred pre-tax charges related to the Spin-Off, primarily related to transition and spin-related employee costs under the Transition Services Agreement of $6 million and $22 million for the quarter and year-to-date period ended September 28, 2024. The Company recorded separation costs, primarily related to legal and consulting costs, of $28 million and $89 million for the quarter and year-to-date period ended September 30, 2023.

Business, portfolio realignment and restructuring costs
The Company incurred restructuring and non-restructuring costs related to a reconfiguration of its supply chain network designed to drive increased productivity, resulting in pre-tax charges of $42 million and $44 million for the quarter and year-to-date period ended September 28, 2024. The Company incurred pre-tax costs in connection with its business and portfolio realignment of $1 million and $2 million for the quarter and year-to-date period ended September 30, 2023.

Other income (expense), net
The Company excludes the impact of all non-operating items from its Adjusted EBITDA calculation, which primarily includes pension-related income (expense), net and financing fees. As a result, other expense of $2 million and other income of $8 million was excluded for the quarter and year-to-date period ended September 28, 2024. Other income of $38 million and $53 million was excluded for the quarter and year-to-date period ended September 30, 2023.

Net income (loss)
The following tables provide an analysis of net income performance for the quarters and year-to-date periods ended September 28, 2024 and September 30, 2023:

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Reported net income (loss)	$(11)	$42	$53	$95
(Gain) loss on mark-to-market on foreign exchange and commodity hedges	3	(8)	5	3
Other (income) expense	2	(38)	(8)	(53)
Separation costs	6	28	22	89
Business, portfolio realignment and restructuring costs	42	1	44	2
Income tax impact applicable to adjustments, net	(15)	$4	(21)	$(8)
Adjusted net income	$27	$28	$96	$127
Note: Tables may not foot due to rounding.
Business, portfolio realignment and restructuring costs include approximately $38 million of restructuring costs.
Other (income) expense includes a $3 million pension curtailment loss driven by restructuring activities. In addition, Other (income) expense includes a $3 million pension remeasurement loss.
See Note 4 for further information on restructuring costs.

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Reported net income (loss)	$(11)	$42	$53	$95
Interest expense	7	—	23	—
Income tax expense (benefit)	(4)	13	19	29
Depreciation and amortization expense	21	17	59	49
EBITDA	$12	$72	$153	$174
(Gain) loss on mark-to-market foreign exchange and commodity hedges	3	(8)	5	3
Other (income) expense, net	2	(38)	(8)	(53)
Separation costs	6	28	22	89
Business, portfolio realignment and restructuring costs	42	1	44	2
Adjusted EBITDA	$65	$55	$217	$215
Note: Tables may not foot due to rounding.
Business, portfolio realignment and restructuring costs include approximately $38 million of restructuring costs.
Other (income) expense includes a $3 million pension curtailment loss driven by restructuring activities. In addition, Other (income) expense includes a $3 million pension remeasurement loss.
See Note 4 for further information on restructuring costs.

Reported Net income for the quarter and year-to-date period ended September 28, 2024 decreased approximately 126% and 44%, respectively, compared to prior year quarter and year-to-date period as a result of business and portfolio alignment costs related primarily to our supply chain modernization restructuring initiatives that commenced in the third quarter of 2024. After excluding the impacts of income tax expense, interest expense and depreciation, EBITDA for the quarter and year-to-date period ended September 28, 2024 decreased 83% and 12%, respectively, compared to the prior year quarter and year-to-date period driven by supply chain modernization initiatives. Adjusted EBITDA, which excludes the impacts of mark-to-market, other (income) expense, business, portfolio realignment and restructuring costs and separation costs, increased 19% and 1% for the quarter and year-to-date period respectively, compared to the prior period year quarter and year-to-date period reflecting the benefit of revenue growth management and increasing levels of operational effectiveness within our supply chain. Net income, EBITDA and adjusted EBITDA include the impacts of prior year insurance recoveries of $16 million for the year-to-date period.

Margin performance
Our gross profit and gross profit margin performance for the quarters ended September 28, 2024 and September 30, 2023 were as follows:

Quarter ended	September 28, 2024		September 30, 2023		GM change vs. prior year (pts.)
(millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$194	28.1%	$196	28.4%	(0.3)
(Gain) loss on mark-to-market foreign exchange and commodity hedges	3	0.5%	(8)	(1.1)%	1.6
Separation costs	2	0.3%	2	0.3%	—
Business, portfolio realignment and restructuring costs	4	0.5%	2	0.3%	0.2
Adjusted	$203	29.4%	$193	27.9%	1.5
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter decreased 30 basis points driven by unfavorable mark-to-market on foreign currency and commodity hedges compared to prior year quarter. Adjusted gross margin, which excludes mark-to-market impacts on commodities and foreign exchange hedges, business, portfolio realignment and restructuring costs and separation costs increased 150 basis points versus prior year quarter, driven by increased operational effectiveness within our supply chain.

Our gross profit and gross profit margin performance for the year-to-date periods ended September 28, 2024 and September 30, 2023 were as follows:

Quarter ended	September 28, 2024		September 30, 2023		GM change vs. prior year (pts.)
(millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$593	28.7%	$568	26.9%	1.8
(Gain) loss on mark-to-market foreign exchange and commodity hedges	5	0.2%	3	0.1%	0.1
Separation costs	8	0.4%	19	0.9%	(0.5)
Business, portfolio realignment and restructuring costs	6	0.2%	3	0.1%	0.1
Adjusted	$611	29.5%	$592	28.1%	1.4
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year-to-date period increased 180 basis points versus the prior year driven by increased operational effectiveness within our supply chain. Adjusted gross margin increased 140 basis points versus the prior year-to-date period, which excludes mark-to-market impacts on commodities and foreign exchange hedges, business, portfolio realignment and restructuring costs and separation costs, driven by operational effectiveness within our supply chain.

Earnings Per Share (EPS)

	Quarter ended		Year-to-date period ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Reported EPS	$(0.13)	$0.49	$0.60	$1.10
(Gain) loss on mark-to-market on foreign exchange and commodity hedges (pre-tax)	0.03	(0.09)	0.05	0.03
Other (income) expense	0.03	(0.45)	(0.09)	(0.61)
Separation costs (pre-tax)	0.07	0.33	0.25	1.04
Business, portfolio realignment and restructuring costs (pre-tax)	0.49	0.01	0.51	0.02
Income tax impact applicable to adjustments, net*	(0.18)	0.04	(0.24)	(0.10)
Adjusted EPS	$0.31	$0.33	$1.09	$1.48

Reported Earnings Per Share for the quarter and year-to-date period ended September 28, 2024 decreased $0.62 and $0.50 cents per share respectively as a result of supply chain modernization initiatives that commenced in the third quarter. Earnings per share was also impacted by lapping interest expense of zero in the prior year quarter and year-to-date periods on a carve out basis.

Adjusted Earnings Per Share, which excludes the impacts of mark-to-market, separation costs, business and portfolio realignment costs and other (income) expense and the tax impacts of these noted items for the quarter and year-to-date period ended September 28, 2024 decreased $0.02 and $0.39 cents per share. Adjusted Earnings Per Share was impacted by the lapping of interest expense of zero in the prior year quarter and year-to-date period on a carve out basis.

The per share impact of interest expense on both Earnings Per Share and Adjusted Earnings Per Share was $0.08 and $0.26 per share respectively for quarter and year-to-date period.

Net sales

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$689	$692	$2,068	$2,112

% change - 2024 vs. 2023:
Net sales increase (decrease)	(0.4)%		(2.1)%
Volume (tonnage)	(4.3)%		(6.7)%
Pricing/mix	3.9%		4.6%
Note: Tables may not foot due to rounding.

Net sales for the quarter and year-to-date period ended September 28, 2024 remained flat and decreased approximately, 2%, respectively, compared to the prior year quarter and year-to-date period. Volume declined approximately 4% and 7%, respectively compared to the prior periods, reflecting price elasticity. This decline in volume was partially offset by revenue growth management initiatives, resulting in a favorable price/mix of approximately 4% for the quarter and year-to-date period ended September 28, 2024.

Selling, general and administrative expense

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Selling, general & administrative expense	$162	$179	$468	$497

% change - 2024 vs. 2023:
Selling, general & administrative expense increase (decrease)	(9.5)%		(5.8)%
Selling, general and administrative expense for the quarter ended September 28, 2024 decreased approximately 9%, driven primarily by a decrease in Spin-Off related costs of $21 million when compared to the prior year quarter. Selling, general and administrative expense for the quarters ended September 28, 2024 and September 30, 2023 was 24% and 26% of net sales, respectively.
Selling, general and administrative expense for the year-to-date period ended September 28, 2024 decreased approximately 6%, driven primarily by a decrease in spin-off related costs of $55 million. which was partly offset by by an increase of overall costs to operate as a standalone entity. Selling, general and administrative expense for the year-to-date periods ended September 28, 2024 and September 30, 2023 was 23% and 24%, of net sales respectively.
Other income (expense), net
Other income (expense), net consists primarily of allocated pension and postretirement benefit plan related mark-to-market, interest cost, and expected return on plan assets.
For the quarter ended September 28, 2024, other income (expense), net decreased by 105% to $(2) million compared to $38 million in the quarter ended September 30, 2023. The decrease was driven by Pension and Postretirement benefit plan remeasurements included in other income (expense) which decreased to $(3) million for the quarter ended September 28, 2024 compared to $32 million for the quarter ended September 30, 2023. The plan remeasurements in the current year quarter were driven by the restructuring action impacts to the plan. Prior year quarter remeasurements were triggered by the separation and transfer of certain plan assets and obligations as a result of the Spin-Off. See Note 5 to the accompanying Unaudited Combined Financial Statements for more information.
For the year-to-date period ended September 28, 2024, other income (expense), net decreased by 85% to $8 million compared to $53 million in the year-to-date period ended September 30, 2023. This was driven by Pension and Postretirement benefit plan income included in other income (expense) which decreased by $35 million for the year-to-date period ended September 28, 2024. The decrease was due primarily to Pension and Postretirement plan remeasurement losses incurred in the current year-to-date period compared to the prior year-to-date period remeasurement gains.
Income taxes
The Company's consolidated effective tax rate for the quarter and year-to-date period ended September 28, 2024, excluding discrete tax items related to the restructuring action was 27.8% and 26.1%, respectively. The Company recorded a discrete tax benefit of approximately $12 million including $11 million related to the restructuring action during the quarter. The consolidated effective tax rate for the quarter and year-to-date period ended September 28, 2024, including discrete tax was 26.1% and 27.8%, respectively. The consolidated effective tax rate for the quarter and year-to-date period ended September 30, 2023 was 23.9% and 23.7%, respectively. The Company's income tax expense is impacted by the level and mix of earnings among tax jurisdictions. The rate differed from the US statutory rate in both periods primarily due to the impact of US state taxes.

Restructuring
On July 31, 2024, the Board of Directors of the Company approved a reorganization plan in connection with the Company's strategic priority to modernize its supply chain. Under this reorganization plan, herein referred to as the restructuring plan, the Company will consolidate its manufacturing network by closing its Omaha, Nebraska plant, with a phased reduction in production beginning in late 2025 and full closure targeted by the end of 2026, and scaling back production (which includes a reduction in the number of manufacturing platforms) at its Memphis, Tennessee facility, commencing in late 2025. The restructuring plan was communicated to impacted employees on August 6, 2024 and remains subject to the satisfaction of certain collective bargaining obligations. The actions under the restructuring plan are expected to be substantially completed by the end of fiscal year 2026.
These actions are expected to result in cumulative restructuring pretax charges of between $230 and $270 million, including between $30 and $40 million in cash costs for severance and other termination benefits and between $30 and $40 million in other cash restructuring costs related to equipment dismantlement and other transition costs. The Company estimates between $170 and $190 million in non-cash charges related primarily to accelerated depreciation and asset write-offs. These charges are expected to be incurred through 2027. The amounts expected to be incurred as a result of these actions, including the timing thereof, are estimates only and subject to a number of assumptions. Actual results may differ materially from the Company's current expectations. The Company may also incur additional charges or other cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or associated with, these actions.
For the quarter and year-to-date period ended September 28, 2024, the Company recorded total restructuring charges of $41 million. These charges are comprised of $38 million recorded to restructuring expense and $3 million to OIE. These charges consisted of asset related costs which include accelerated depreciation and asset write-off and impairment charges, employee severance and other termination benefits, pension curtailment loss, and legal and consulting fees.

Liquidity and capital resources
In September of 2023, the Company entered into a Credit Agreement, consisting of a $500 million term loan (the "Term Loan"), a $250 million delayed draw term loan, and a $350 million equivalent multicurrency revolving credit facility (collectively, the “Credit Facility”). As of September 28, 2024, outstanding borrowings under the Credit Agreement were comprised of $472 million in aggregate remaining principal amount of the Term Loan, of which $15 million was recognized as the current portion, less upfront fees paid during debt issuance. As of September 28, 2024, there was an additional $600 million of borrowing capacity under the Credit Facility.
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

We believe our operating cash flow, together with borrowings capacity under our Credit Facility, will be adequate to meet our operating, investing and financing needs in the foreseeable future, and at a minimum for the next 12 months. We plan to utilize such flexibility to drive an investment philosophy that balances capital investments in areas such as supply chain optimization, cost-saving projects and new capabilities, with the ability to further increase shareowner value through a combination of debt reduction, return of capital to our shareowners in the form of dividends as well as potential acquisitions. In the near term we may increase our indebtedness to fund important capital projects. Thereafter, however, we anticipate being able to reduce indebtedness as a way to increase our financial flexibility and enhance shareowner value.

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	September 28, 2024	September 30, 2023
Net cash provided by (used in):
Operating activities	98	$184
Investing activities	(94)	(89)
Financing activities	(44)	(31)
Effect of exchange rates on cash and cash equivalents	(2)	—
Net increase (decrease) in cash and cash equivalents	$(42)	$64

Operating activities
Net cash flow provided by (used in) operating activities for the year-to-date period ended September 28, 2024, decreased to $98 million, compared to $184 million in the prior year-to-date period. The change was primarily driven by the settlement of $32 million of transition payables balances due to Kellanova in the first quarter of 2024, pursuant to the Transition Services Agreement and a decrease in accrued advertising and promotional accruals when compared to prior year financial figures prepared on a carve out basis. Overall working capital components were flat and reflect increased accounts receivable monetization and the return to normalized inventory levels.
We measure free cash flow as net cash provided by operating activities, reduced by expenditures for property additions. We use this non-GAAP financial measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities and share repurchases. Our free cash flow metric is reconciled to the most comparable GAAP measure below:

	Year-to-date period ended
(millions)	September 28, 2024	September 30, 2023
Net cash provided by operating activities	$98	$184
Additions to properties	(96)	(93)
Free cash flow	$2	$91

Investing activities
Net cash used in investing activities was $94 million for the year-to-date period ended September 28, 2024 compared to $89 million in the prior year-to-date period due to differences in the timing of capital spending in the current year compared to the prior year.

Financing activities
Net cash used in financing activities for the year-to-date period ended September 28, 2024 was $44 million compared to net cash used in financing activities of $31 million during the prior year-to-date period. The increase is primarily driven by $41 million of dividend payments to shareowners in 2024, partly offset by $25 million in net transfers to Kellanova in the prior year.

In August of 2024 the Board of Directors of the Company declared a dividend of $0.16 per share of common stock, paid on September 13, 2024 to shareowners of record as of the close of business on August 29, 2024.
Monetization and Supplier Finance Programs
The Company maintains a monetization agreement with an unaffiliated financial institution specifically designed to factor trade receivables with certain customers that have extended terms. Under this monetization arrangement, from time to time, the Company sells these customers’ trade receivables at a discount on a non-recourse basis. A portion of the cash proceeds is subject to certain restrictions. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized in the Unaudited Consolidated Balance Sheet. The monetization program provides for the continuing sale of certain receivables on a revolving basis until the arrangement is terminated by either party; however, the maximum receivables that may be sold at any time is approximately $350 million. Prior to the Spin-Off, the Company participated in Kellanova's monetization program, which was structured similarly but resulted in a higher level of receivables allowed to be sold when compared to the current program in place.

The Company has no retained interest in the receivables sold; however, the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of September 28, 2024 and December 30, 2023 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements. Accounts receivable sold of $320 million and $266 million remained outstanding under these arrangements as of September 28, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $5 million and $14 million for the quarter and year-to-date period ended September 28, 2024, respectively, and $3 million and $11 million for the quarter and year-to-date period ended September 30, 2023, respectively. The recorded loss is included in Other income (expense), net, on the Unaudited Consolidated Statement of Income.

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

The payment of these obligations by the Company is included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows. As of September 28, 2024, $133 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 30, 2023, $142 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.

Critical accounting estimates
We have included a summary of our critical accounting estimates in our 2023 Annual Report. There have been no material changes to the summary provided in that report.

Forward-looking statements
This Quarterly Report contains a number of “forward-looking statements” with expectations concerning, among other things, sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; the results of the Spin-Off; our strategy, financial principles, and plans; initiatives, improvements and growth; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact and results of the restructuring; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning or the negative thereof. For example, forward-looking statements are found in several sections of this MD&A. Our actual results or activities may differ materially from these predictions.

Our future results could be affected by a variety of other factors, including, among others, a decline in demand for ready-to-eat cereals; supply chain disruptions and increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic and market conditions; consumers’ perception of our brands or company; business disruptions; our ability to drive our growth targets to increase revenue and profit; our failure to achieve our targeted cost savings and efficiencies from cost reduction initiatives; our failure to achieve the expected benefits from our supply chain modernization efforts; unanticipated costs and negative financial and other impacts of our planned network consolidation; strategic acquisitions, alliances, divestitures or joint ventures or organic growth opportunities we may pursue in the future; material disruptions at one of our facilities; our ability to attract, develop and retain the highly skilled people we need to support our business; a shortage of labor, our failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations that could increase labor costs; an increase in our post-retirement benefit-related costs and funding requirements caused by, among other things, volatility in the financial markets, changes in interest rates and actuarial assumptions; our inability to obtain sufficient capital to grow our business and to increase our revenues; an impairment of the carrying value of goodwill or other acquired intangibles; increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor; increases in transportation costs and reduced availability of, or increases in, the price of oil or other fuels; competition, including with respect to retail and shelf space; the changing retail environment and the growing presence of alternative retail channels; the successful development of new products and processes; adverse changes in the global climate or extreme weather conditions; and other risks and uncertainties described in Part I, Item 1A of our 2023 Annual Report. Forward-looking statements speak only as of the date of this Quarterly Report, and we undertake no obligation to publicly update them except as required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 8 within the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further information on our derivative financial and commodity instruments.

Refer to disclosures contained within Part I, Item 7A of our 2023 Annual Report for information about market risk to which we are exposed. There have been no material changes in the Company’s market risk during the quarter ended September 28, 2024.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period ending September 28, 2024. Based upon our evaluation, our CEO and our CFO have concluded that, as of the period ending September 28, 2024, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal controls over financial reporting during the quarter ended September 28, 2024 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to various legal proceedings, claims and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, environmental, intellectual property, employment and other actions. We currently are not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.
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

Item 6. Exhibits
(a)Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Gary Pilnick
31.2	Rule 13a-14(a)/15d-14(a) Certification of David McKinstray
32.1*	Section 1350 Certification of Gary Pilnick
32.2*	Section 1350 Certification of David McKinstray
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Furnished herewith

WK KELLOGG CO
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WK KELLOGG CO

/s/ David McKinstray
David McKinstray
Chief Financial Officer

/s/ Lisa Walter
Lisa Walter
Principal Accounting Officer; Corporate Controller
Date: November 7, 2024