Form 10-K
period 2024-12-28
WK Kellogg Co
filed 2025-02-25
CIK 1959348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2024

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

 Indicate by a e-check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes ☐   No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W.K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business of June 28, 2024 was approximately $1.4 billion based on the closing price of $16.14 for one share of common stock, as reported by the New York Stock Exchange on June 28, 2024.
As of February 14, 2025, 86,196,959 shares of the common stock of the registrant were outstanding.

Parts of the registrant’s definitive proxy statement for the registrant’s 2025 Annual Meeting of Shareowners are incorporated by reference into Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

WK KELLOGG CO

Unless otherwise specified or indicated by the context, references to the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K (“Annual Report”) refer to WK Kellogg Co and its subsidiaries.
Forward-Looking Statements. This Annual Report contains a number of “forward-looking statements” with expectations concerning, among other things, the results of the Spin-Off (as defined below); our strategy, financial principles, and plans; initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; the impact of new or increased tariffs; the expected outcome and cost of the restructuring plan associated with our supply chain modernization initiative; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in Part 1, Item 1, Business, and in several sections of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our actual results or activities may differ materially from these predictions.
Our future results could be affected by a variety of other factors, including a decline in demand for ready-to-eat cereals; the timing, magnitude and duration of new or increased tariffs imposed on imports from and exports to Canada and Mexico; supply chain disruptions, increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic, trade policies and regulations and market conditions; consumers’ perception of our brands or company; business disruptions; our ability to drive our growth targets to increase revenue and profit; our failure to achieve our targeted cost savings and efficiencies from cost reduction initiatives; strategic acquisitions, alliances, divestitures or joint ventures or organic growth opportunities we may pursue in the future; material disruptions at one of our facilities; our ability to attract, develop and retain the highly skilled people we need to support our business; a shortage of labor, our failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations that could increase labor costs; an increase in our post-retirement benefit-related costs and funding requirements caused by, among other things, volatility in the financial markets, changes in interest rates and actuarial assumptions; our inability to obtain sufficient capital to grow our business and to increase our revenues; an impairment of the carrying value of goodwill or other acquired intangibles; increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor; increases in transportation costs and reduced availability of, or increases in, the price of oil or other fuels; competition, including with respect to retail and shelf space; the changing retail environment and the growing presence of alternative retail channels; the successful development of new products and processes; adverse changes in the global climate or extreme weather conditions; adverse financial and other impacts as a result of a product liability, consumer fraud or similar case; and other risks and uncertainties described in Part I, Item 1A, Risk Factors. Forward-looking statements speak only as of the date of this Annual Report, and we undertake no obligation to publicly update them except as required by law.

PART I
ITEM 1. BUSINESS
Our Company. WK Kellogg Co is an iconic North American food company with a differentiated portfolio of brands that have delighted our consumers for over a century. As a leading manufacturer, marketer and distributor of branded ready-to-eat cereal, we endeavor to provide consumers with high-quality products while promoting consumer health and well being. Our products are manufactured in the United States, Mexico, and Canada and marketed in the United States, Canada and the Caribbean. Kellogg Company (now known as Kellanova), formally founded in 1906 as a mission-led and family-oriented company, sprang to life when W. K. Kellogg changed breakfast forever by creating Corn Flakes in Battle Creek, Michigan. We have since upheld W. K. Kellogg’s passion and commitment to wellness by producing nutritious, high quality and delicious cereal.
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
In July of 2024, the Board of Directors approved a reorganization plan in connection with the Company's strategic priority to modernize its supply chain. Under this reorganization plan, herein referred to as the restructuring plan, the Company will consolidate its manufacturing network by closing its Omaha, Nebraska plant, with a phased reduction in production beginning in late 2025 and full closure targeted by the end of 2026, and scaling back production (which includes a reduction in the number of manufacturing platforms) at its Memphis, Tennessee facility, commencing in late 2025. The restructuring plan was communicated to impacted employees on August 6, 2024 and remains subject to the satisfaction of certain collective bargaining obligations. The actions under the restructuring plan are expected to be completed by the end of fiscal year 2026.

Agreements with Kellanova. In connection with the Spin-Off, we entered into a Separation and Distribution Agreement and certain other agreements with Kellanova that provide a framework for our relationship with Kellanova after the Spin-Off. The following summarizes the terms of these agreements, forms of which are filed with the SEC as exhibits this Annual Report. The summaries of each of these agreements set forth below are qualified in their entirety by reference to the full text of the applicable agreements.

•Separation and Distribution Agreement: We entered into a Separation and Distribution Agreement with Kellanova that outlined the terms and conditions of the Spin-Off. The Separation and Distribution Agreement provides for the principal actions taken by WK Kellogg and Kellanova in connection with the Spin-Off and identified the assets transferred to, and the liabilities to be assumed by, WK Kellogg associated with the Spin-Off.

•Transition Services Agreement: We entered into a Transition Services Agreement with Kellanova which terminates on October 2. 2025, pursuant to which Kellanova provides specified services to WK Kellogg and its subsidiaries, and WK Kellogg provides certain limited services to Kellanova, on a transitional basis to help ensure an orderly transition following the Spin-Off. These services include information technology, procurement, distribution, logistics and order to delivery, research and development, accounting, finance, compliance and administrative activities.

•Supply Agreement: WK Kellogg entered into a Supply Agreement with Kellanova pursuant to which Kellanova will manufacture and supply to WK Kellogg certain cereal products that were manufactured at Kellanova facilities that were not to be transferred to WK Kellogg pursuant to the terms of the Separation and Distribution Agreement.

•Management Services Agreement: WK Kellogg entered into a Management Services Agreement with Kellanova pursuant to which Kellanova has granted WK Kellogg and its subsidiaries the right to use Kellanova's pilot plant located in Battle Creek, Michigan for a specified number of days each year in order for WK Kellogg to conduct research and development and product trials on specified equipment.

•Tax Matters Agreement: The Tax Matters Agreement between WK Kellogg and Kellanova governs the respective rights, responsibilities and obligations of Kellanova and WK Kellogg after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns.

•Employee Matters Agreement: The Employee Matters Agreement addresses certain post-Spin-Off employee matters issues between Kellanova and WK Kellogg, including transitions of employment for employees; allocation of and reimbursement and indemnification for employment-related liabilities; collective bargaining agreement matters; termination and severance benefits; employee benefits matters, including participation in benefit plans, assumption of certain employee benefit plans by WK Kellogg, service recognition, health and welfare and retirement plan matters; employee compensation matters, including equity and cash-based incentive compensation, retention and non-qualified deferred compensation matters; payroll reporting and withholding; access to employees; employee records; employment transition matters; mutual one-year salaried employee no-hire and two-year employee non-solicitation provisions (with customary exceptions); and other related employee matters.

•Intellectual Property Agreements: In connection with the Spin-Off, we entered into the following Intellectual Property Agreements with Kellanova that provide for intellectual property use and selling rights: (A) Master Ownership and License Agreement Regarding Trademarks and Certain Related Intellectual Property and (B) Master Ownership and License Agreement Regarding Patents, Trade Secrets and Certain Related Intellectual Property.

Principal Products. Our principal products are cereals that are split across taste, wellness and balance sub-categories, and serve a diverse set of occasions and demographics. They are sold to retailers primarily through a direct sales force, and supplemented by brokers and distributors. Our leading taste brands include Frosted Flakes, Froot Loops, and Apple Jacks. Our wellness brands include Special K, Kashi, and Bear Naked. Our balance brands include Special K, Frosted Mini-Wheats, Raisin Bran, and Corn Flakes. Most of our products are also marketed under the “Kellogg’s” name.
Raw Materials. Agricultural commodities, including corn, wheat, rice, vegetable oils, sugar, cocoa, fruits and nuts are the principal raw materials used in our products. Carton board, corrugate, and flexible packaging are the principal packaging materials. We continually monitor world supplies and prices of such commodities and packaging materials, as well as government trade policies. The cost of such commodities and packaging materials may fluctuate widely due to government policy and regulation including new or retaliatory tariffs imposed by the U.S. or other countries where our products are manufactured, specifically Canada and Mexico, changing weather patterns and conditions, climate change, and other supply and/or demand impacting events such as global health events (like the COVID-19 pandemic), geopolitical events, or other unforeseen circumstances. Continuous efforts are made to maintain and improve the quality and supply of such commodities and materials for purposes of our short-term and long-term requirements. While most of these ingredients are purchased from sources in the United States, some materials are imported due to regional availability and specification requirements.
We enter into long-term contracts for these materials and purchase these items in the open market, depending on our assessment of possible price fluctuations, supply levels and our relative negotiating power. Despite our ability to source materials necessary to meet increased demand for our products, the availability of certain ingredients, packaging and other goods and services has been adversely impacted as a result of geopolitical, economic, regulatory and market conditions, including inflation and supply chain constraints. See “Item 1A, Risk Factors—

Risks Related to Our Business—Supply chain disruptions and increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic and market conditions could adversely impact our profitability.” As further discussed in this Annual Report in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” we also use derivative financial and commodity instruments to hedge against commodity price risks.
Natural gas and propane are the primary sources of energy used to power processing equipment at our production facilities, although certain locations may use electricity, oil or solar cells as needed. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. In the past, we have experienced supply chain disruptions including bottlenecks and shortages of materials, labor and freight that have led to increasing prices of raw materials, packaging and labor as well as limitations on shipping capacity.
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

Seasonality. Demand for our products is generally level throughout the year.

Working Capital. A description of our working capital is included in the Liquidity and Capital Resources section within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.
Customers. We sell our products primarily to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, drug stores, gasoline stations, value stores, online channels and other retail food outlets in the United States, Canada and the Caribbean. Our largest customer, Wal-Mart Stores, Inc., accounted for approximately 29% of consolidated net sales during 2024, comprised principally of sales within the United States. No other customer accounted for more than 10% of consolidated net sales in 2024. During 2024, our top five customers, collectively, including Wal-Mart Stores, Inc., accounted for approximately 52% of our consolidated net sales. There has been significant consolidation in the North American grocery industry, and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not currently anticipate that this will occur due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements and have been generally resold to consumers in retail stores, restaurants, and other establishments, such as schools and hotels.

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

Research and Development. Research to support and expand the use of our existing products and to develop new food products is performed in Battle Creek, Michigan, including at the W. K. Kellogg Institute for Food and Nutrition Research, which we utilize pursuant to the terms of a Management Services Agreement entered into with Kellanova in connection with the Spin-Off. Our expenditures for research and development were approximately $24 million for the year ended December 28, 2024. Information concerning our research and development expense is in Note 2, “Summary of Significant Accounting Policies” within the Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data.
Regulation. Our activities in the United States are subject to regulation by various government agencies, including the U.S. Food and Drug Administration, the U.S. Federal Trade Commission (the "FTC") and the U.S. Departments of Agriculture, Commerce and Labor, as well as voluntary regulation by other bodies. Various state and local agencies also regulate our activities. Other agencies and bodies outside of the United States, including those of various countries, states, provinces and municipalities, also regulate our activities. To appropriately address these obligations, we maintain internal controls and management processes that govern our actions and are intended to mitigate the risk of non-compliance. Due to the rapidly evolving nature of these laws, regulations, executive orders and geopolitical considerations, there can be no assurance that current expenditures will be adequate or that violations will not occur. Any violations could result in fines, penalties or customer disengagements that may have a material impact on our financial performance.
Further, our activities inside and outside of the United States are subject to tariff regulations, duties and tax requirements. The degree to which any new tariffs would affect our business and results of operations will depend on their timing, duration and magnitude. Due to the rapidly evolving geopolitical landscape and uncertain global trade environment there can be no assurance that the imposition of new or increased tariffs or other trade restrictions would not have an adverse impact on our future operations, financial position or results of operations.
See “Item 1A, Risk Factors” for more detail around risks pertaining to compliance with laws and regulations.
Environmental Matters. Our facilities are subject to various U.S. and foreign, federal, state and local laws and regulations regarding the release of material into the environment and the protection of the environment in other ways. We are not a party to any material proceedings arising under these regulations. In 2024, compliance with existing environmental laws and regulations applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position nor do we believe that compliance with existing environmental laws and regulations will materially affect our financial condition or our competitive position in 2025.

Human Capital Resources. On December 28, 2024, we had approximately 3,280 employees. We are party to numerous collective bargaining agreements. Our human capital objectives include attracting, developing, engaging, rewarding and retaining our employees, which include the following:

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
•We focus on ‘Bringing Out the Best in Each Other’, striving for a culture of belonging and one that values differences in the workplace. We focus on supporting employees, creating awareness and fostering a positive work environment.
•We provide total rewards to our employees including market-based competitive compensation through our salary, annual incentive and long-term incentive programs and a benefits package that promotes a culture of employee well-being across all aspects of their lives, including physical, financial, social and emotional well-being. We sponsor a number of benefit plans for eligible employees in the United States, Canada and

Mexico, including defined benefit pension plans, defined contribution retirement plans, retiree health and welfare, medical care plans, severance and other post- employment benefits. We continually review and implement new programs to meet the evolving needs of our employees, including, but not limited to competitive paid time off and progressive leave benefits (e.g., paternity / maternity and active military). We also offer flexible work arrangements across our population focused on fostering work / life integration.
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

Financial Information About Geographic Areas. Information on geographic areas is located in Note 15 “Segment Reporting” within Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data.
Information About Our Executive Officers. The names, ages, and positions of our executive officers (as of February 25, 2025) are listed below, together with their business experience. Executive officers are elected annually by the Board.

Gary Pilnick	60
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

Sherry Brice	48
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

Bruce Brown	60
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

David McKinstray	40
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

Doug VanDeVelde	59
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

Availability of Reports; Corporate Website Access; Other Information. Our internet address is http://www.wkkelloggco.com. The information contained on, or accessible through, our website is not part of or incorporated into this Annual Report. All annual, quarterly and current reports, proxy statements and other information required to be filed or furnished by us with the U.S. Securities and Exchange Commission (“SEC”) are available to the public free of charge on the SEC’s website at www.sec.gov and are also accessible as soon as reasonably practicable after we file or furnish them to the SEC through the Investors section of our website.
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
•supply chain disruptions, increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic, trade policies and regulations and market conditions;
•consumers’ perception of our brands or company;
•business disruptions;
•our ability to drive our growth targets to increase revenue and profit;
•our failure to achieve our targeted cost savings and efficiencies from our restructuring plan associated with our supply chain modernization initiatives and other cost reduction initiatives;
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

Risks Related to Our Industry
•increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor; including as a result of geopolitical, economic, trade policies and regulations, and market conditions;
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
•our inability or failure to comply with new and evolving tax, advertising, environmental, licensing, labeling, trade, food quality and safety or other regulations or with existing regulations and laws;

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
•our dependence on Kellanova to perform certain functions for us on a transitional basis and our ability to make the changes necessary to establish the necessary systems and services to perform such functions ourselves as an independent company;
•the fact that our historical financial statements for periods prior to the Spin-Off may not necessarily be representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results;
•Kellanova’s ability to compete against us;
•certain of our directors and officers may have actual or potential conflicts of interest because of their Kellanova equity ownership or their former Kellanova positions;

Risks Related to Our Common Stock

•the potential anti-takeover effects of certain provisions in our corporate organizational documents and Delaware law;
•certain limitations on our shareowners’ ability to obtain a preferred judicial forum for disputes with us;
•dilution risk due to future issuances of equity securities and equity-based compensation awards granted under our long-term incentive plan;
•the ranking of our common stock being junior to our existing and future indebtedness and any future preferred stock issuances;
•the risk that the Board will not declare dividends in the future or at a lower rate than the dividends we have historically paid;

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
•the adequacy of our insurance; and
•foreign currency exchange rate exposure.
Risks Related to Our Business
A decline in demand for ready-to-eat cereals could adversely affect our financial performance. We focus primarily on producing and selling ready-to-eat cereal products. We expect to continue this primary focus. Because of our product concentration, any decline in consumer demand or preferences, including diet-driven changes or nutrition trends, for ready-to-eat cereals or processed foods more generally or any other factor that adversely affects the ready-to-eat cereal market could have a material adverse effect on our business, financial condition or results of operations. We could also be adversely affected if consumers lose confidence in the healthfulness, safety, quality or taste of ready-to-eat cereals, processed foods or certain ingredients. Adverse publicity or consumer perception about these types of concerns, whether or not valid, as well as public health response, may discourage consumers from buying our products or cause production and delivery disruptions. In addition, significant changes in consumer demand or the loss or disruption of manufacturing, distribution or supply capabilities with respect to one or more of our products or ingredients could negatively impact our business or results of operations.
Supply chain disruptions, increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic, trade policies and regulations, and market conditions could adversely impact our profitability. Raw materials, such as corn, wheat, rice, vegetable oils, sugar, cocoa, fruits and nuts, which are used in our products, are subject to price fluctuations. The cost of these inputs may fluctuate widely due to foreign and domestic government trade policies and regulations including new or retaliatory tariffs imposed by the U.S. or other countries where our products are manufactured, specifically Canada and Mexico, inflation, weather conditions (including any potential effects of climate change), domestic and international demand, availability due to supply chain conditions, military conflict and the financial and economic sanctions and other measures imposed in response thereto, volatility and instability in the geopolitical environment or other unforeseen circumstances. In the past, we have experienced supply chain disruptions including bottlenecks and shortages of materials, labor and freight that have led to increasing prices of raw materials, packaging and labor as well as limitations on shipping capacity.
On February 1, 2025, the current U.S. presidential administration announced the imposition of significant new tariffs that will be imposed on imports from Canada, Mexico and China, which may negatively impact international trade relations, result in retaliatory actions and cause inflationary pressures and higher costs. On February 3, 2025, the prospective tariffs on Canada and Mexico were deferred for 30 days; however, the implementation of these tariffs following the current short-term reprieve remains a possibility, and there is no guarantee that they will not be implemented before such date. As we have significant manufacturing operations in Mexico and Canada, the imposition of such tariffs could have a significant adverse impact on our results of operations, financial position, or cash flows, depending on their timing, degree and magnitude. Further, we may be required to raise prices for our products to offset the additional costs. Increased price of our products could reduce demand and result in the loss of customers. Additionally, tariffs may harm our competitive position in key markets, as we may be at a disadvantage as compared to our competitors who operate in countries that are not subject to tariffs.
The global economy has been negatively impacted by the military conflict between Russia and Ukraine. The Russia-Ukraine conflict remains uncertain. Global grain markets continue to experience volatility due to sanctions imposed on Russia by the United States, the United Kingdom, the European Union and others in response to Russia’s invasion of Ukraine. Changes in global grain and commodity flows could impact the markets in which we operate, which may in turn negatively impact our business, results of operations, supply chain and financial condition. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. We may enter into forward purchase agreements and other derivative financial instruments from time to time to manage the impact of such volatility in raw materials prices; however, these strategies may not be adequate to overcome increases in market prices or availability or to fully cover supply and may significantly affect our earnings.
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
Inflation has and may continue to adversely affect us by increasing our costs of production, materials and labor. In an inflationary environment, depending on the market conditions of the food industry and interest rate actions by the U.S. Federal Reserve, we may be unable to raise the prices of our products enough to keep up with the rate of inflation, which would reduce our profit margins, and continued inflationary pressures could impact our business, financial condition and results of operations.
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
We may not achieve our targeted cost savings and efficiencies from our restructuring plan associated with our supply chain initiative or other cost reduction initiatives. Our success depends in part on our ability to be an efficient producer in a highly competitive industry. We have invested and will continue to invest a significant amount in capital expenditures to improve our operational facilities. For example, in August 2024, we announced our plans to spend up to $500 million on supply chain modernization efforts, including capital expenditures of up to $390 million and one-time cash restructuring and non-restructuring costs of $110 million. Our ability to achieve the cost savings and efficiencies from the supply chain modernization restructuring as well as other cost reduction initiatives is subject to many estimates and assumptions. Implementation of the supply chain modernization initiatives include actions to close one plant and scale back product at another and a reduction in headcount, which could have a negative effect on labor relations and employee morale at the impacted plants or our other production facilities. Ongoing operational issues are more likely to occur when carrying out major production, procurement, manufacturing or logistical changes and these, as well as any failure by us to achieve our planned cost savings and efficiencies, could have a material adverse effect on our business and financial position and on the results of our operations and profitability. Further, potential disruptions and uncertainties related to adverse macroeconomic conditions or other factors outside of our control, including elevated levels of inflation and economic slowdowns or recessions, for a sustained period of time could result in delays or modifications to our strategic plans and other initiatives and hinder our ability to achieve our growth targets and cost savings and productivity initiatives on the same timelines. For a more detailed discussion, see “—Risks Related to the Spin-Off—We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.”
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
Risks Related to Our Operations
Material disruptions at one of our facilities could have a material adverse effect on our business, operating results and financial condition. A material disruption at our corporate headquarters or one of our manufacturing or distribution facilities, or involving any of our equipment within such facilities, could prevent us from meeting customer demand, reduce our sales and increase our costs, which could have a material adverse effect on our business, financial condition and results of operations. Our manufacturing facilities, and our equipment within such facilities, have and may in the future cease operations unexpectedly due to a number of events, including:
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
•changing laws and regulations applicable to our business including the imposition of new and retaliatory tariffs and increased trade regulations;
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

As of December 28, 2024, the carrying value of intangible assets totaled approximately $110 million, of which $53 million was goodwill and $57 million represented trademarks and trade names, compared to total assets of $2 billion and total WK Kellogg Co equity of $317 million.
Risks Related to Our Industry
Our results may be materially and adversely impacted as a result of increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor including as a result of geopolitical, economic, trade policies and regulations and market conditions. Agricultural commodities, including corn, wheat, rice, vegetable oils, sugar, cocoa, fruits and nuts are the principal raw materials used in our products. Carton board, corrugated, and flexible packaging are the principal packaging materials used by us. The cost of such commodities may fluctuate widely due to government policy, regulation, and/or shutdown, import and export requirements (including new or retaliatory tariffs imposed by the U.S. or other countries where our products are manufactured, specifically Canada and Mexico), global geopolitical conditions (including war, such as the wars in Ukraine and the Middle East), general economic conditions (including heightened inflation), sanctions, drought and other weather conditions (including the potential effects of climate change), a global health crisis (such as the COVID-19 pandemic), environmental or other sustainability regulation, or other unforeseen circumstances. Specifically, certain ingredients, packaging and other goods and services have been impacted by inflationary pressures, and although we are unable to predict the impact to our ability to source such materials and services in the future, we expect these supply pressures and market disruptions to continue. Further, on February 1, 2025, the current U.S. presidential administration announced the imposition of significant new tariffs that will be imposed on imports from Canada, Mexico and China, which may negatively impact international trade relations, result in retaliatory actions and cause inflationary pressures and higher costs. On February 3, 2025, the prospective tariffs on Canada and Mexico were deferred for 30 days; however, although the implementation of these tariffs following the current short-term reprieve remains a possibility, and there is no guarantee that they will not be implemented before such date. To the extent that any of the foregoing factors affect the prices of such commodities and we are unable to increase our prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of our operations could be materially and adversely affected. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Our hedged price could exceed the spot price on the date of purchase, resulting in an unfavorable impact on both gross margin and net earnings. Also, sustained price increases may lead to declines in volume as consumers may decide not to pay the higher prices or may forego some purchases altogether during an economic downturn, which could lead to sales declines and loss of market share. Food processing equipment at our facilities are regularly fueled by electricity, oil, natural gas or propane, which are obtained from local utilities or other local suppliers. Short-term stand-by propane and/or oil storage exists at several plants for use in case of interruption in natural gas supplies. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. The cost of fuel may fluctuate widely due to economic and political conditions, government policy, trade tensions; regulation and/or shutdown, war, or other unforeseen circumstances, which could have a material adverse effect on our operating results or financial condition.
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
The changing retail environment and the growing presence of alternative retail channels could negatively impact our sales and profits. Our businesses are largely concentrated in the traditional retail grocery trade. Our largest customer,Wal-Mart Stores, Inc., accounted for approximately 29% of consolidated net sales during 2024, comprised principally of sales within the United States. No other customer accounted for more than 10% of consolidated net sales in 2024. During 2024, our top five customers, collectively, including Wal-Mart Stores, Inc., accounted for approximately 52% of our consolidated net sales. There can be no assurances that our largest customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. As the retail grocery trade continues to consolidate and retailers become larger, our large retail customers have sought, and may continue to seek in the future, to use their position to improve their profitability through improved efficiency, lower pricing, increased promotional programs funded by their suppliers and more favorable terms. Such consolidation can continue to adversely impact our smaller customers’ ability to compete effectively, resulting in an inability on their part to pay for our products or reduced or canceled orders of our products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own private label products. If we are unable to use our scale, marketing expertise, product innovation and leadership positions to respond, our profitability or volume growth could be negatively affected. As a result of the consolidated nature of the retail environment, which is also significant in Canada, the loss of any large customer or severe adverse impact on the business operations of any large customer for an extended length of time could negatively impact our sales and profits.
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
Climate change is a significant topic of discussion among foreign, federal, state and local regulatory and legislative bodies and regulatory activity and environmental policies relating to climate change has generated and may continue to generate regulatory responses, including laws regulating greenhouse gas emissions, water consumption, the security of certain chemicals, and single use plastics. This increased focus may result in new or increased laws and regulations that could cause significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. Lastly, consumers and customers may put an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence and reporting. As a result, climate change as well as actions taken to mitigate the adverse effects of climate change could negatively affect our business and operations.
Risks Related to Regulations and Litigation
We face risks related to tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes. We are subject to taxes in the United States and certain foreign jurisdictions where our subsidiaries are organized. Due to economic and political conditions (including shifts in the geopolitical landscape), tax rates in the United States and various foreign jurisdictions have been and may be subject to significant change. Our future effective tax rate could be affected by changes in mix of earnings in countries with differing statutory tax rates, changes in valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation and contemplated changes in other countries of long-standing tax principles if finalized and adopted could have a material impact on our income tax expense and deferred tax balances. We are also subject to regular reviews, examinations and audits by the U.S. Internal Revenue Service (the "IRS") and other taxing authorities with respect to taxes inside and outside of the United States. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position. We also need to comply with new, evolving or revised tax laws and regulations. The enactment of or increases in tariffs, including value added tax, or other changes in the application of existing taxes, in markets in which we are currently active, or may be active in the future, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.
If our food products become adulterated, misbranded or mislabeled, we might need to recall those items and may experience product liability if consumers are injured or damaged as a result and we face litigation challenges and potential regulatory challenges to how we formulate our foods. Selling food products involves a number of legal, regulatory and other risks, including product contamination, food borne illnesses, spoilage, product tampering, allergens, or other adulteration, which could result in product liability claims. We may need to recall some of our products if they become adulterated or misbranded. We may also be liable if the consumption of any of our products causes injury, illness or death. A widespread product recall or market withdrawal could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. In addition, we could be the target of claims of consumer fraud or that our advertising is false or deceptive under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. We are currently a defendant in a lawsuit alleging that we and other food companies sell food that has caused chronic disease. The lawsuit includes claims against us for negligence, fraudulent misrepresentation and other claims and seeks an unspecified amount of compensatory and punitive damages.
The results of any such claims or lawsuits cannot be predicted with any certainty and may result in substantial monetary damages or fines, settlements, litigation expenses and undesirable changes to our products or business practices. Defending lawsuits may also be costly and impose a significant burden on management and our employees. A product recall, product liability or consumer fraud case involving our business or the businesses of Kellanova (from whom we license certain brands used in our business under certain Intellectual Property Agreements) could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of the brands used in our business.
Moreover, even if a product liability, consumer fraud or similar claim is without merit, does not prevail or is not pursued, the negative publicity surrounding assertions against us or Kellanova and our or their products or processes could adversely affect our reputation or brands. We could also be adversely affected if consumers lose confidence in the safety and quality of certain food products or ingredients, or the food safety system generally. If another company recalls or experiences negative publicity related to cereal products, consumers might reduce their overall consumption of such products. Adverse publicity about these types of concerns, whether or not valid, may decrease overall demand for ready-to-eat cereals, discourage consumers from buying our products, subject us to new regulations, or cause production and delivery disruptions.
New and evolving tax, advertising, environmental, licensing, labeling, trade, food quality and safety or other regulations or our inability or failure to comply with new and existing regulations and laws could have a material adverse effect on our financial condition. Our activities and products, including our operation of our manufacturing facilities, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Food and Drug Administration, the FTC, the U.S. Departments of Agriculture, Commerce and Labor, as well as similar and other authorities outside of the United States, International Accords and Treaties and others, including voluntary regulation by other bodies. Legal and regulatory systems can change quickly. In addition, legal and regulatory systems in emerging and developing markets may be less developed, and less certain. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic, regulatory or social events. In addition, the enforcement of remedies in certain foreign jurisdictions may be less certain, resulting in varying abilities to enforce intellectual property and contractual rights.
The manufacturing, marketing and distribution of food products are subject to governmental regulations that impose additional regulatory requirements. Those regulations control such matters as food quality and safety (including the condition and operation of our manufacturing facilities where food is processed), use of certain ingredients, advertising, product or production requirements, labeling, sustainability of packaging (including plastics), import or export of our products or ingredients, relations with distributors and retailers, health and safety, the environment, and restrictions on the use of government programs, such as Supplemental Nutritional Assistance Program and the Special Supplemental Nutrition Program for Women, Infants and Children, to purchase certain of our products.
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
Modifications to international trade policy, including the possible withdrawal or termination of the United States-Mexico-Canada Agreement, the trade agreement between the named parties entered into force on July 1, 2020, or the imposition of increased or new tariffs, quotas or trade barriers on key commodities with other countries could have a negative impact on us or the industries we serve, including as a result of related uncertainty, and could materially and adversely impact our business, financial condition, results of operations and cash flows. Higher duties on existing tariffs or additional tariffs imposed by the United States on a broader range of imports, including the prospective tariffs on Canada and Mexico proposed by the current U.S. presidential administration, further retaliatory trade measures taken by those other countries in response, or the implementation of other tariffs following the short-term reprieve by the current U.S. presidential administration, could result in an increase in supply chain costs that we are not able to offset.
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

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off. We believe that, as an independent, publicly traded company, we will be able to, among other matters, better focus our financial and operational resources on our specific business, growth profile and strategic priorities, design and implement corporate strategies and policies targeted to our operational focus and strategic priorities, streamline our processes and infrastructure to focus on our core strengths and implement and maintain a capital structure designed to meet our specific needs and more effectively respond to industry dynamics. However, we may be unable to achieve some or all of these benefits. For example, we are undertaking a series of strategic, structural and process realignment and restructuring actions within our operations, including a supply chain modernization restructuring and other cost-reduction initiatives. These actions may not provide the cost benefits we currently expect, and could lead to disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our businesses, weakening of our internal standards, controls or procedures and impairment of our key customer and supplier relationships. In addition, activities that will be required of us as a stand-alone public company will continue to require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our businesses. Further, our business is less diversified than Kellanova’s business, and as a result, our business has also experienced a loss of scale and access to certain financial, managerial and professional resources with some customers from which our business has benefited in the past. We may also experience reduced access to capital and strategic flexibility because, for instance, we are no longer able to use cash flow from Kellanova to fund investments and our business operations. Additionally, we may be more susceptible to market fluctuations and other adverse events than our business would have been were we still a part of Kellanova. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be materially and adversely affected.

We are dependent on Kellanova to perform certain functions for us on a transitional basis and may be unable to establish, on a timely or cost-effective basis, the necessary systems and services to perform such functions ourselves as an independent company. Prior to the Spin-Off, Kellanova supported our business and provided various corporate functions. In connection with the Spin-Off, we entered into a Transition Services Agreement with Kellanova pursuant to which Kellanova continued to provide us with certain services on a transitional basis. Accordingly, when the Transition Services Agreement expires, we will need to provide internally or obtain from unaffiliated third parties the systems and services currently provided by Kellanova. The services currently include information technology, distribution, logistics, finance, and administrative activities, the effective and appropriate performance of which we currently view as critical to our operations. We may be unable to replace these services or to implement the necessary systems to perform such services ourselves in a timely manner or on terms and conditions as favorable as those we receive from Kellanova. In particular, Kellanova’s information technology networks and systems are complex, and duplicating these networks and systems will be challenging. We may face information technology disruptions as certain data, software, information technology hardware and other information technology assets and systems are transitioned or re-allocated between us and Kellanova, or as we implement new systems or upgrades in connection with such transition. In addition, the efforts related to the separation of the information technology environment will require significant resources that could impact our ability to keep pace with ongoing advancement of information technology needs of the business.
Our ability to effectively manage and operate our business depends significantly on information technology systems, and any failure, disruption, interruption, malfunction or other issue with respect to such systems could have a material adverse effect on our business and results of operations. Because our business previously operated as part of the wider Kellanova organization, we may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or we may incur additional costs that could adversely affect our business. Kellanova may not successfully perform its obligations under the Transition Services Agreement or we may have to expend significant efforts or costs materially in excess of those incurred under the Transition Services Agreement. If we fail to obtain the quality of administrative services necessary to operate effectively or incur greater costs in obtaining these services, our profitability, financial condition and results of operations may be materially and adversely affected. Further, one-time costs relating to the implementation of these systems and perform these services ourselves may be material and may adversely affect our profitability. Any interruption in these services could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We intend to clone and replicate a fully integrated enterprise resource planning system before the conclusion of the Transition Services Agreement. This implementation could result in a major disruption to our business controls and procedures, and any disruption could have a negative effect on our business, operating results, financial condition and ability to timely and accurately report our financial results. In addition, implementing an enterprise resource planning system may require significant resources and refinement to fully realize the expected benefits of the system.
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
Our historical financial statements for periods prior to the Spin-Off are not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of future results. We derived the historical combined financial information included in this Annual Report for periods prior to the Spin-Off from Kellanova’s consolidated financial statements and this information is not necessarily reflective of the results of operations, financial position and cash flows we would have achieved as an independent, publicly traded company during the periods presented, or a reliable indicator of results of operations, financial position and cash flows that we will achieve in the future.

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

Certain of our directors and officers may have actual or potential conflicts of interest because of their Kellanova equity ownership or their former Kellanova positions. Certain of our executive officers and directors have been Kellanova officers, directors or employees and thus have professional relationships with Kellanova’s executive officers, directors or employees. In addition, because of their former Kellanova positions, certain of our directors and executive officers may own Kellanova common stock or options to acquire shares of Kellanova common stock, and their individual holdings may be significant for some of these individuals compared to their total assets and net worth. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Kellanova and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Kellanova and us regarding the terms of the agreements entered into connection with the Spin-Off, the enforcement of our rights under those agreements, and the ongoing commercial relationships between the companies.
Risks Related to Our Common Stock
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
Our Board will be classified until our 2026 annual meeting of share owners. With our classified Board, at least two annual meetings of our share owners will generally be required in order to effect a change in a majority of our directors. Our classified Board can discourage proxy contests for the election of directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our Board in a relatively short period of time.

Our amended and restated certificate of incorporation designates Delaware as the exclusive forum for certain litigation that may be initiated by our share owners, which could limit our share owners’ ability to obtain a preferred judicial forum for disputes with us and limit the market price of our common stock.
Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty by, or other wrongdoing by, any of our current or former directors, officers or share owners to us or our share owners, or a claim of aiding and abetting any such breach of fiduciary duty; (iii) any action asserting a claim against us or any of our directors, officers or share owners arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our amended and restated certificate of incorporation or amended and restated bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws; (v) any action asserting a claim against us or any of our directors, officers or share owners that is governed by the internal affairs doctrine; or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. These exclusive forum provisions apply to all covered actions, including any covered action in which the plaintiff chooses to assert a claim or claims under federal law in addition to a claim or claims under Delaware law. These exclusive forum provisions, however, do not apply to actions asserting claims under the Securities Act of 1933, as amended as (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act") or any other claim for which the federal courts have exclusive jurisdiction, regardless of whether the Court of Chancery of the State of Delaware has jurisdiction over those claims. The forum selection clause in our amended and restated certificate of incorporation may limit our share owners’ ability to obtain a preferred judicial forum for disputes with us and limit the market price of our common stock. Our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, employees or agents.

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

Our common stock is subordinate to all of our existing and future indebtedness and any preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries. Shares of our common stock are common equity interests in us and, as such, rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the preferred dividend and liquidation rights of future holders of one or more classes or series of preferred stock that the Board may designate and issue without any approval on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of any of that subsidiary’s creditors and preferred share owners.

We cannot assure share owners that the Board will continue to declare dividends in the future. The timing, declaration of, and amount paid for, any dividends to holders of our common stock will be at the discretion of the Board and will depend upon many factors, including our financial condition, earnings, cash flows, capital requirements of our business, restrictive and financial covenants set forth in the agreements governing our existing and future debt instruments, legal requirements, regulatory constraints, industry practice and any other factors the Board deems relevant in its discretion. We may incur expenses or liabilities or be subject to other circumstances in the future that reduce or eliminate the amount of cash that we have available for distribution as dividends, including as a result of the other risks described herein.We cannot guarantee that we will continue to pay dividends on our common stock in the future, or that the amount of any such dividends will not be reduced relative to the dividends that we have historically paid.
General Risk Factors

We face risks related to our indebtedness, and our leverage may materially and adversely affect our business, financial condition and results of operations. In connection with the Spin-Off, we entered into a Credit Agreement (the “Credit Agreement”), consisting of a $500 million term loan (the “Term Loan”), a $250 million delayed draw term loan and a $350 million equivalent multicurrency revolving credit facility (collectively, the “Credit Facility”). As of December 28, 2024, outstanding borrowings under the Credit Agreement were $536 million, comprised of the $488 million term loan and $48 million revolving credit facility. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report. Such indebtedness could have important consequences, including (i) impairing the ability to access global capital markets to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward or if a rating organization announces that our ratings are under review for a potential downgrade, (ii) restricting our flexibility in responding to changing market conditions or making us more vulnerable in the event of a general downturn in economic conditions or our business, (iii) requiring a substantial portion of the cash flow from operations to be dedicated to the payment of principal and interest on our debt, reducing the funds available to us for other purposes such as expansion through acquisitions, paying dividends, repurchasing shares, marketing and other spending and expansion of our product offerings and (iv) and causing us to be more leveraged than some of our competitors, which may place us at a competitive disadvantage. In addition, our indebtedness has a non-investment grade rating, which may likely make it more difficult or more expensive for us to obtain additional debt financing.

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

If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or to prevent or detect fraud, which could have a material adverse effect on our business or the market price of our securities. In accordance with Section 404 of the Sarbanes-Oxley Act, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in our annual reports on Form 10-K and our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. This process involves considerable time and attention and may strain our internal resources. We also incurred higher operating expenses and outside auditor fees during the implementation of these changes during our 2024 fiscal year and may experience higher than anticipated operating expenses in the future. If management or our independent registered public accounting firm determines that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by the New York

Stock Exchange ("NYSE"), the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if our controls are not effective, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our financial statements, a decline in our stock price, failure to comply with the NYSE’s continued listing requirements, which could result in the suspension or delisting of our common stock from the NYSE, and could in turn have a material adverse effect on our business, financial condition and results of operations.
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
There may be uncertainty as a result of key global events during 2024 that are expected to continue throughout 2025 or thereafter. For example, heightened interest rates and persistent levels of inflation, geopolitical uncertainty, including wars (such as the conflicts in Ukraine and the Middle East), fiscal and monetary policy uncertainty, international trade disputes, as well as ongoing terrorist activity, may adversely impact global stock markets (including the NYSE, on which our common shares are traded) and general global economic conditions. All of these factors are outside of our control but may nonetheless cause us to adjust our operating strategy in certain international markets in order to manage our cost of goods sold and to compete effectively.
Our performance is affected by general economic, political and social conditions and taxation policies. Customer and consumer demand for our products may be impacted by negative macroeconomic conditions, impacts caused by pandemics and public health crises, financial and credit market disruptions, government shutdowns or recession or other downturns in the United States or the global economy. Our results in the past have been, and in the future may continue to be, materially affected by changes in general economic, political and social conditions in the United States and other countries, including the interest rate environment in which we conduct business, the financial markets through which we access capital and currency, trade policy, political and social unrest and terrorist acts in the United States or other countries in which we carry on business.
Negative macroeconomic conditions, such as inflation, economic slowdowns or recessions, increased unemployment, decreases in disposable income or declines in consumer confidence could result in reductions in sales of our products, reduced acceptance of innovations, and increased price competition. Such deterioration in any of the countries in which we do business could also cause slower collections on accounts receivable which may adversely impact our liquidity and financial condition.
Financial institutions may be negatively impacted by economic conditions, including heightened or persistent levels of inflation and higher interest rates, and may consolidate or cease to do business which could result in a tightening in the credit markets, lower levels of liquidity in financial markets, and increased volatility in fixed income, credit, currency and equity markets. In the past, adverse macroeconomic conditions and fiscal and monetary policy decisions made in an attempt to mitigate such adverse conditions, have increased volatility and pricing in the capital markets and as a result, we may not have access to preferred sources of liquidity when needed or on terms we find acceptable, causing our borrowing costs to increase. An economic recession or credit crisis could impair credit availability and our ability to raise capital if or when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties to our derivative contracts. Any of these events would likely harm our business, results of operations and financial condition.
Potential liabilities and costs from litigation could adversely affect our business. There is no guarantee that we will be successful in defending WK Kellogg Co in civil, criminal or regulatory actions (inclusive of class action lawsuits and foreign litigation), including under general, commercial, employment, environmental, data privacy or security, intellectual property, food quality and safety, anti-trust and trade, and advertising claims, and environmental laws and regulations, or in asserting our rights under various laws. For example, our marketing or claims could face allegations of false or deceptive advertising or other criticisms which could end up in litigation and result in potential liabilities or costs. We could incur substantial costs and fees in defending ourselves, in asserting our rights in these actions or in meeting new regulatory or legal requirements. The costs and other effects of potential and pending litigation and administrative actions against us, and new legal requirements, cannot be determined with certainty and may differ from expectations. In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers, employees, and share owners, which could have a material adverse effect on our reputation, the market price of our common stock, results of operations and financial condition.

There can be no assurance that our insurance will be adequate to offset costs associated with certain events. We have insurance policies in place that cover certain, but not all, hazards that could arise from our operations. We can provide no assurance that such coverage will be adequate to protect us from costs incurred with certain events. The occurrence of an event that is not insured or not fully insured could have a material adverse effect on our results of operations, financial condition and cash flows in the future.
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

Our cybersecurity processes align with the National Institute of Standards and Technology (NIST CSF) Framework. The Company conducts regular risk assessments on systems and applications to help detect potential risks, threats, and vulnerabilities. Additionally, annual assessments are conducted to evaluate the effectiveness of controls. Risk assessment, risk-based analysis, and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. Several controls are employed to differing extents, encompassing but not restricted to endpoint threat detection and response (EDR), identity and access management (IAM), privileged access management (PAM), logging and monitoring utilizing security information and event management (SIEM), multi-factor authentication (MFA), firewalls, intrusion detection, and prevention, as well as vulnerability and patch management.

Third-party security firms are used in different capacities to provide or operate some of these controls and technology systems. For example, third parties conduct assessments, such as vulnerability scans, penetration testing, and overall risk assessments, and third-party tools are utilized to identify potential vulnerabilities. The Company employs a variety of processes to address cybersecurity threats related to third-party technology and services, including privacy, solution and vendor risk assessments, imposition of contractual obligations, and performance monitoring. The Company also currently relies on services provided by Kellanova, under the Transition Service Agreement.

To support our preparedness, the Company has a written incident response preparedness plan that we update as business needs and the security landscape change. In the event of a cybersecurity incident, our incident response team refers to the plan, and the Company conducts tabletop exercises to enhance incident response preparedness. The plan sets out clear response procedures on how to define roles, categorize incidents, determine materiality, record responses, comply with regulatory standards, assist in public disclosure, and defines the process for assessing impact for materiality purposes. It is designed to enable a prompt, uniform, and efficient strategy to reduce the financial, operational, legal, and reputational risks associated with cybersecurity incidents. Business continuity and disaster recovery plans are used to prepare for the potential disruption of technology we rely on. The Company has implemented a user awareness program to enhance cybersecurity measures. These include phishing, malware, data handling, device security, cybersecurity education, password security, internet browsing and defenses to physical threats. As part of our overall risk mitigation strategy, the Company also maintains cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

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

Governance The Company has a Governance, Risk, and Compliance (GRC) IT function to address enterprise risks; cybersecurity is a category handled by that function. Cybersecurity is a vital pillar within a comprehensive risk management framework, fostering cross-functional collaboration to fortify organizational resilience against digital threats. The Company has a privacy and security governance committee. The company operates a privacy and security governance committee and a cybersecurity team led by a Chief Information Security Officer. With cybersecurity experience across IT services, Telecom, and Manufacturing sectors, the Chief Information Security Officer spearheads cybersecurity risk and strategy and directly reports to the Chief Information Officer. Additionally, as part of our overall enterprise risk management strategy, our Audit Committee, which consists solely of independent directors, oversees cybersecurity and receives updates from the Chief Information Security Officer on a periodic basis on cybersecurity matters, which include a review of potential digital threats and vulnerabilities, cybersecurity priorities, and our cybersecurity framework.

As of February 25, 2025, we are not aware of any material cybersecurity incidents that impacted the Company or are reasonably likely to impact the Company materially. There have been instances of unauthorized access to company assets, including both those managed directly by the Company and those managed by vendors or stored in vendor systems containing company information. These systems have also been, and will likely continue to be, vulnerable to threats such as computer viruses, malware, malicious code, social engineering attacks, unauthorized access attempts, password theft, physical breaches, employee errors, misconduct, and cyber or phishing attacks. For a more detailed discussion of our cybersecurity risks, see "Risks Related to Our Intellectual Property and Technology - Technology failures, cyber-attacks, privacy breaches or data breaches could disrupt our operations or reputation and negatively impact our business.”

ITEM 2. PROPERTIES
Our corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.
As of February 25, 2025, we operated offices, manufacturing plants and distribution and warehousing facilities in the United States, Mexico and Canada. Our plants have been designed and constructed to meet our specific production requirements, and we invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities are located in Battle Creek, Michigan; Belleville, Ontario; Lancaster, Pennsylvania; Memphis, Tennessee; Mexicali, Mexico; and Omaha, Nebraska. We believe our facilities are in good operating condition and adequate to support the current operations of the business.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market for trading shares of our common stock (ticker symbol: KLG) is the NYSE. At February 14, 2025 there were approximately 16,728 share owners of record of our common stock.

During the fiscal year ended December 28, 2024, cash dividends of approximately $55 million were paid to our share owners. The timing, declaration, amount and payment of any future dividends to shareholders will fall within the discretion of our Board. Our Board’s decisions regarding the payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. In addition, the terms of the agreements governing our existing debt or debt that we may incur in the future may limit or prohibit the payment of dividends.

Purchases of Equity Securities by the Issuer
During the thirteen week period ended December 28, 2024, we did not repurchase any shares of our common stock.

Stock Performance Graph
The following graph compares the cumulative total return of WK Kellogg Co's common stock with the cumulative total return of the Russell 2000 Index and the Russell 2000 Index Food Products Subsector. The graph below tracks the performance of a $100 investment in our common stock and in each index from October 2, 2023, the date our stock commenced regular-way trading on the NYSE, to December 28, 2024. The performance shows in this graph is neither necessarily indicative of, or intended to suggest, future common stock performance.

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand WK Kellogg Co, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes thereto contained in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report. Our MD&A references consumption and net sales in discussing our sales trends for certain categories and brands. We record net sales upon delivery of shipments to our customers. Consumption refers to consumer purchases of our products from our customers.

Business Overview
WK Kellogg Co is an iconic North American cereal company with a differentiated portfolio of brands that have delighted our consumers for over a century. As a leading manufacturer, marketer and distributor of branded ready-to-eat cereal, we endeavor to provide consumers with high-quality products while promoting consumer health and well-being. Our products are manufactured in the United States, Mexico, and Canada and marketed in the United States, Canada, and the Caribbean.

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

Basis of Presentation
For periods prior to the Spin-Off, the accompanying Consolidated Financial Statements were derived from the consolidated financial statements and accounting records of Kellanova. For all periods subsequent to the Spin-Off, the Consolidated Financial Statements are based on actual results as a standalone company. Further information surrounding the Spin-Off and basis of presentation utilized for periods prior to the Spin-Off is included within Note 1 of the Consolidated Financial Statements.

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

Key Factors Affecting Our Business
We believe key industry and economic factors that are currently impacting our business, and which in the near term are expected to continue to impact, include the following:
Trade relations. The global trade environment is uncertain and rapidly evolving. On February 1, 2025, the current U.S. presidential administration issued executive orders directing the U.S. to impose new or increased tariffs on imports from Canada, Mexico and China and empowering the U.S. President to raise the tariffs further should any country choose to retaliate. On February 3, 2025, the prospective tariffs on Canada and Mexico were deferred for 30 days; however, the implementation of these tariffs following the current short-term reprieve remains a possibility, and there is no guarantee that they will not be implemented before such date. Given our manufacturing presence in Canada and Mexico, we are closely monitoring these actions. The degree to which any new tariffs would affect our business and results of operations will depend on their timing, duration and magnitude, Any retaliatory tariffs or restrictive actions imposed by other governments in response to these tariffs could exacerbate this impact.
Macroeconomic conditions. In recent years, geopolitical instability, including wars and conflicts, as well as impacts from other global events, resulted in certain negative impacts to the global economy, including market disruptions, monetary and fiscal policy uncertainty, supply chain challenges, high interest rates and inflationary pressures. Throughout that period, we were able to mostly offset the dollar impact of this input-cost inflation through the execution of productivity initiatives and the implementation of revenue growth management actions to realize price. Additionally, from time to time, we utilize a combination of fixed price contracts with suppliers and commodity derivative instruments to manage the impact of volatility in the price of raw materials. During the fiscal year ended December 28, 2024, we experienced increased supply chain stability and some level of commodity cost moderation, although other input costs continued to be inflated.
The war in Ukraine and the related sanctions, along with the conflict in the Middle East, have increased global economic and geopolitical uncertainty. The Company is a North American-focused company with no direct exposure to Russia, Ukraine or the Middle East. However, sanctions imposed by the United States on Russian oil and gas imports, as well as disruption to Ukraine’s wheat and other agricultural supply due to the ongoing military conflict, could cause further inflation of our commodity costs. More recently, actual and potential shifts in U.S. and foreign trade, economic and other policies, including the imposition (or threatened imposition) of tariffs, as discussed above, may lead to additional macroeconomic uncertainty.

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

•Adjusted net income: We adjust the GAAP net income (loss) for: mark-to-market impacts from commodity, foreign currency and pension contracts (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), separation costs related to the Spin-Off, business portfolio realignment and restructuring costs and the tax impacts of these noted items. Management believes that this non-GAAP financial metric provide investors an additional basis to assess results over time.

•Adjusted diluted earnings per share ("EPS"): We adjust the GAAP EPS for the per share affect of: mark-to-market impacts from commodity, foreign currency and pension contracts (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), pre-tax separation costs related to the Spin-off, business portfolio realignment and restructuring costs and the tax impacts of these noted items. Management believes that these metrics provide investors an additional basis to assess results over time.

•Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"): We adjust the GAAP net income (loss) for: interest expense, income tax expense (benefit), depreciation and amortization expense, mark-to-market impacts from commodity and foreign currency contracts, other income (expense), net, separation costs related to the Spin-Off and business, portfolio realignment and restructuring costs. Management believes that this provides a measure of operating profitability that assists in understanding baseline and historical information.

•Adjusted gross profit and adjusted gross margin: We adjust GAAP gross profit and gross margin to exclude the effect of business, portfolio realignment and restructuring costs, separation costs related to the Spin-Off and mark-to-market impacts from commodity and foreign currency contracts. By providing these non-GAAP profitability measures, management believes that investors are provided with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives.
Significant items impacting comparability
Mark-to-market on foreign exchange, commodity hedges and pension
The Company recognizes mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. The Company recorded a pre-tax mark-to-market gain on commodity and foreign currency contracts of $1 million in 2024, loss of $3 million in 2023 and loss of $9 million in 2022. The Company recorded a mark-to-market loss related to pension plans of $11 million in 2024, a gain of $33 million in 2023 and a loss of $182 million in 2022.

Separation costs
The Company incurred pre-tax charges related to the Spin-Off, primarily related to transition and Spin- Off related employee costs under the Transition Services Agreement of $29 million in 2024. The Company recorded separation costs, primarily related to legal and consulting costs, of $102 million in 2023 and $26 million in 2022. Prior to the Spin-Off, the Company received an allocation of separation costs from Kellanova of $89 million and $26 million during 2023 and 2022, respectively, which are included in the aforementioned amounts.

Business portfolio realignment and restructuring costs
The Company incurred restructuring and non-restructuring costs related to a reconfiguration of our supply chain network, designed to drive increased productivity, resulting in pre-tax charges related to reorganizations of $63 million in 2024, which includes $3 million of curtailment expense included in other income (expense), net ("OIE"). The Company incurred pre-tax costs in connection with its business and portfolio realignment of $4 million in 2023 and $6 million in 2022.

Other income (expense), net
The Company excludes the impact of all non-operating items from their Adjusted EBITDA calculation, which primarily consists of income or expense related to pension and postretirement benefits and financing fees. As a result, other income of $5 million, income of $63 million and expense of $101 million was excluded for 2024, 2023 and 2022, respectively.

Net income and diluted earnings per share
The following tables provide an analysis of net income and EPS performance for the years-ended December 28, 2024, December 30, 2023 and December 31, 2022:

(millions)	2024	2023	2022
Reported net income (loss)	$72	$110	$(25)
(Gain) loss on mark-to-market	10	(29)	191
Separation costs	29	102	26
Business portfolio realignment and restructuring costs (a)	63	4	6
Income tax impact applicable to adjustments, net*	$(25)	(16)	$(58)
Adjusted net income	$149	$171	$141

(millions)	2024	2023	2022
Reported net income (loss)	$72	$110	$(25)
Interest expense	30	10	—
Income tax expense (benefit)	13	35	(1)
Depreciation and amortization expense	78	66	68
EBITDA	$193	$221	$42
(Gain) Loss on mark-to-market on foreign exchange and commodity hedges	(1)	3	9
Other (income) expense (b)	(5)	(63)	101
Separation costs	29	102	26
Business portfolio realignment and restructuring costs (a)	60	4	6
Adjusted EBITDA	$275	$267	$184

	2024	2023	2022 (c)
Reported diluted EPS	$0.82	$1.28	$(0.29)
(Gain) loss on mark-to-market	0.11	(0.34)	2.23
Separation costs	0.33	1.19	0.30
Business portfolio realignment and restructuring costs	0.73	0.05	0.07
Income tax impact applicable to adjustments, net*	(0.29)	(0.19)	(0.67)
Adjusted diluted EPS	$1.70	$1.99	$1.64
Note: Tables may not foot due to rounding.
(a) Business, portfolio realignment and restructuring costs include approximately $53 million of restructuring costs for the year-ended, December 28, 2024, respectively. See Note 5 for further information on restructuring costs.
(b) Other (income) expense includes a $3 million pension curtailment loss driven by restructuring activities during the year-ended, December 28, 2024
(c) On October 2, 2023, Kellanova, the former parent company of WK Kellogg Co, distributed 85,631,304 shares of WK Kellogg Co common stock to Kellanova's share owners in connection with its Spin-Off of WK Kellogg Co. Basic and diluted EPS were retrospectively recast for the number of shares of WK Kellogg Co common stock outstanding immediately following the Spin-Off for the year-ended December 31, 2022.
*Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Reported net income and reported dilutive EPS decreased approximately 35% for the year ended December 28, 2024 primarily driven by an increase in interest expense of $20 million, an unfavorable change in pension income of $39 million and increase of restructuring costs of $56 million related to our supply chain modernization initiatives, mitigated by a decrease in separation costs of $73 million. After excluding the impacts of interest expense, income tax expense and depreciation, our EBITDA decreased 13% compared to the prior year. Adjusted EBITDA, which excludes the impacts of mark-to-market, other (income) expense and restructuring and separation costs, increased 3%, primarily driven by increased operational effectiveness within our supply chain network. Adjusted net income and adjusted diluted EPS decreased 13% and 15%, respectively, from prior year primarily driven by an increase in interest expense of $20 million when compared to prior year.

Reported net income and reported dilutive EPS for the year ended December 30, 2023 increased approximately 540% from the prior year primarily driven by a favorable change in pension income of $167 million compared to the prior year. After excluding the impacts of income tax expense and depreciation, our EBITDA increased 426% compared to the prior year. Adjusted EBITDA, which excludes the impacts of mark-to-market, other (income) expense and restructuring and separation costs, increased 45%, primarily driven by the impact of productivity and revenue growth management initiatives. Adjusted net income and adjusted diluted EPS increased 136% from the prior year, driven by revenue growth management initiatives.
Margin performance
Our gross profit and gross profit margin performance for the years-ended December 28, 2024 and December 30, 2023 is as follows:

	2024		2023		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$793	29.3%	$754	27.3%	2.0
(Gain) Loss on mark-to-market on foreign exchange and commodity hedges	(1)	(0.1)%	3	0.1%	(0.2)
Separation costs	8	0.3%	21	0.8%	(0.5)
Business portfolio realignment and restructuring costs	7	0.3%	4	0.1%	0.2
Adjusted	806	29.8%	783	28.3%	1.5
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year increased 200 basis points due primarily to increased operational effectiveness within our supply chain network and a decrease of $13 million in separation costs when compared to the prior year. Adjusted gross margin increased 150 basis points after excluding mark-to-market impacts on commodity and exchange rate hedges, separation costs and restructuring charges.

Our gross profit and gross profit margin performance for the years-ended December 30, 2023 and December 31, 2022 is as follows:

	2023		2022		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$754	27.3%	$631	23.4%	3.9
(Gain) Loss on mark-to-market on foreign exchange and commodity hedges	3	0.1%	9	0.3%	(0.2)
Separation costs	21	0.8%	3	0.2%	0.6
Business portfolio realignment and restructuring costs	4	0.1%	8	0.3%	(0.2)
Adjusted	$783	28.3%	651	24.2%	4.1
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year ended December 30, 2023 increased 390 basis points versus the prior year due primarily to the impact of productivity and revenue growth management initiatives. Adjusted gross margin increased 410 basis points after excluding $6 million of unfavorable comparative mark-to-market impacts on commodity and exchange rate hedges, and an incremental $14 million of separation and restructuring charges.

Net sales
Our net sales performance for the years-ended December 28, 2024, December 30, 2023 and December 31, 2022 is as follows:

(millions)	2024	2023	2023	2022
Net sales	$2,708	$2,763	$2,763	$2,695

% change:
Net sales increase (decrease)	(2.0)%		2.5%
Volume (tonnage)	(6.4)%		(9.8)%
Pricing/mix	4.4%		12.3%

Net sales for the year-ended December 28, 2024 decreased approximately 2% from the prior year. Volume declined approximately 6% compared to the prior year, reflecting price elasticity. This decline was mitigated by revenue growth management initiatives designed to cover rising input-cost inflation, resulting in favorable price/mix of approximately 4%.

Net sales for the year-ended December 30, 2023 increased approximately 3% from the prior year. Volume declined approximately 10% compared to the prior year, reflecting price elasticity. This decline was mitigated by revenue growth management initiatives designed to cover rising input-cost inflation, resulting in favorable price/mix of approximately 12%.
Selling, general & administrative expense

(millions)	2024	2023	2023	2022
Selling, general & administrative expense	$631	$662	$662	$556

% change:
Selling, general & administrative expense increase (decrease)	(4.7)%		19.1%

Selling, general, and administrative expense for the year-ended December 28, 2024 decreased to $631 million in 2024 compared to $662 million in 2023. Expense for 2024 and 2023 was 23% and 24% of net sales, respectively. The decrease was due primarily to a $60 million reduction in separation costs, as the Spin-Off was completed in 2023. This was slightly mitigated by an increase in overall overhead costs as the Company continues to right-fit as a standalone organization.

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

Restructuring programs
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
These actions are expected to result in cumulative restructuring pretax charges between $230 million and $270 million, including between $30 million and $40 million in cash costs for severance and other termination benefits and between $30 million and $40 million in other cash restructuring costs related to equipment dismantlement and other transition costs. The Company estimates between $170 million and $190 million in non-cash charges related primarily to accelerated depreciation and asset write-offs. These charges are expected to be incurred through 2027. The amounts expected to be incurred as a result of these actions, including the timing thereof, are estimates only and subject to a number of assumptions. Actual results may differ materially from the Company's current expectations. The Company may also incur additional charges or other cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or associated with, these actions.
For the year-ended December 28, 2024, the Company recorded total restructuring charges of $56 million. These charges are comprised of $53 million recorded to restructuring expense and $3 million to OIE. These charges consisted of asset related costs which include accelerated depreciation and asset write-off and impairment charges, employee severance and other termination benefits, pension curtailment loss, and legal and consulting fees.

Interest expense
Interest expense was $30 million, $10 million and $0 million for the years-ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. The increase in interest expense is a result of borrowings under the Credit Facility made in the third quarter of 2023 that were specifically attributable to the Company. Prior to the Spin-Off, debt obligations and related financing costs of Kellanova had not been allocated to the Company in the Consolidated Financial Statements, because the Company was not a party to the obligations between Kellanova and the debt holders.

Other income (expense)
Other income (expense) consists primarily of pension and postretirement benefit plan related mark-to-market, expected return on plan assets, and interest costs.
For the year-ended December 28, 2024, other income (expense) decreased to income of $6 million compared to income of $63 million in 2023. The decrease was due primarily to pension and postretirement plan losses resulting from a lower-than-expected return on plan assets in the current year. Pension and postretirement benefit plan-related mark-to-market losses were $11 million for the year ended December 28, 2024 compared to income of $33 million in 2023. Total pension and postretirement benefit plan income (expense), including mark-to-market, was income of $33 million and $72 million for the years-ended December 28, 2024 and December 30, 2023, respectively. Additionally, the Company incurred an additional $12 million in financial fees during 2024 when compared to 2023, primarily driven by a full year of executing the monetization program and a full year of incurring various financial fees operating as a standalone company.
For the year-ended December 30, 2023, other income (expense) increased to income of $63 million compared to expense of $101 million in 2022. The increase was due primarily to postretirement plan remeasurement gains resulting from a higher-than-expected return on plan assets in 2023. Pension and postretirement benefit plan-related mark-to-market income was $33 million for the year ended December 30, 2023 compared to expense of $182 million in 2022. Total pension and postretirement benefit plan income (expense), including mark-to-market, was income of $72 million and expense of $94 million for the years-ended December 30, 2023 and December 31, 2022, respectively.

Income Tax Expense
WK Kellogg Co’s consolidated effective tax rate for the years-ended December 28, 2024, December 30, 2023 and December 31, 2022 was 15.3%, 24.4% and 5.7%, respectively. The effective tax rate for 2024 was impacted by non-recurring benefits in state and local income taxes associated with the revaluation of our deferred tax liabilities. The effective tax rate for 2023 increased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably an increase in U.S. pre-tax earnings.
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
LIQUIDITY AND CAPITAL RESOURCES
In connection with the Spin-Off, the Company entered into a Credit Agreement, consisting of a $500 million term loan (the "Term Loan"), $250 million delayed draw term loan, and $350 million equivalent multicurrency revolving credit facility (collectively, the “Credit Facility”). As of December 28, 2024, outstanding borrowings under the Credit Facility were $536 million, comprised of the $488 million term loan and $48 million revolving credit facility, of which $73 million was recognized as the current portion, less upfront fees paid during debt issuance. As of December 28, 2024, there was an additional $552 million available for use under the Credit Facility.
WK Kellogg Co distributed $663 million of cash to Kellanova as a dividend payment in connection with the Spin-Off on September 29, 2023. During 2024, the Company distributed $55 million to shareholders in the form of stock dividends. Additionally, in February of 2025 the Board of Directors declared a dividend of $0.165 per common share, payable on March 14, 2025 to share owners of record at the close of business on February 28, 2025.
Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations, and on our ability to obtain debt financing on acceptable terms. Management believes that our cash balances and funds provided by operating activities, along with borrowing capacity under the Credit Facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt that was incurred in connection with the Spin-Off, (ii) adequate liquidity to fund capital expenditures primarily utilized in manufacturing our products and (iii) flexibility to meet investment opportunities that may arise. However, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings, including the lowering of any of our credit ratings, or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the future state of the U.S. and global economy and, accordingly, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future, or at all. The cash flows presented in our Consolidated Statement of Cash Flows prior to the Spin-Off may not be indicative of the cash flows we would have recognized had we operated as a standalone publicly traded company for the periods presented.

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

The following table sets forth a summary of our cash flows:

(dollars in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$100	$422
Investing activities	(129)	(146)
Financing activities	(16)	(188)
Effect of exchange rates on cash and cash equivalents	(4)	1
Net increase (decrease) in cash and cash equivalents	$(49)	$89
Operating activities
Cash flow from operating activities for the year ended December 28, 2024, decreased to $100 million, compared to $422 million in the prior year. This decrease is primarily due to $153 million in cash flow changes to working capital (accounts receivable, inventories and accounts payable) as the Company had not yet reached a mature level of working capital post-spin in the prior year. Additionally there were spin-related items that were settled during 2024, including $39 million of transition payable reimbursements to Kellanova for various item paid on our behalf prior to Spin-Off and $45 million of payments related to the Transition Services Agreement. The Company also contributed an additional $24 million to their defined benefit pension plans in 2024.
Investing activities
Cash flow used in investing activities consists primarily of capital expenditures, which decreased from $150 million in the year ended December 30, 2023 to $129 million in the year ended December 28, 2024 due to timing of capital improvements.

Financing activities
Cash flow used in financing activities decreased to $16 million in the year-to-date period ended December 28, 2024, compared to $188 million in the prior year. This decrease was primarily driven by lower repayments on the Credit Facility of $151 million, slightly offset by an increase in dividends paid to share owners of $41 million as a result of a full year of operations as a stand-alone company and a net increase in notes payable borrowings of $47 million.

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

The Company has no retained interest in the receivables sold; however, the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of December 28, 2024 and December 30, 2023 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements. Accounts receivable sold of $307 million and $266 million remained outstanding under these arrangements as of December 28, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $18 million, $13 million and $7 million for the years-ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. The recorded loss is included in other income (expense).

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

The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 28, 2024, $132 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 30, 2023, $142 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
CONTRACTUAL OBLIGATIONS
We have material contractual obligations that arise in the normal course of business. In addition to principal and interest payments on our outstanding long-term debt and notes payable balances, our contractual obligations primarily consist of lease payments, employee severance obligations, pension and postretirement benefits and unconditional purchase obligations.
Estimated severance payments as of December 28, 2024, which related to our supply chain modernization project, can be found in Note 5 "Restructuring" to the Consolidated Financial Statements contained in this Annual Report.
A summary of our operating and finance lease obligations as of December 28, 2024 can be found in Note 7 “Leases and Other Commitments” to the Consolidated Financial Statements contained in this Annual Report.
A summary of principal payments for long-term debt as of December 28, 2024 can be found in Note 8 “Debt” to the Consolidated Financial Statements contained in this report.
Interest payments are estimated to be approximately $62 million in 2025, $44 million in 2026, $41 million in 2027 and $28 million in 2028.
A summary of our pension and postretirement benefit obligations as of December 28, 2024 can be found in Note 10 “Pension and Postretirement Benefits” and Note 11 "Postemployment Benefits” to the Consolidated Financial Statements contained in this Annual Report.
Our unconditional purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. As of December 28, 2024, unconditional purchase obligations totaled approximately $500 million. Approximately $432 million of these unconditional purchase obligations will be settled in the ordinary course of business in the next 12 months.
As of December 28, 2024, we did not have any material off-balance sheet arrangements.
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

•Health care trend rates: Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with our expectations regarding short-term future trends. Our initial trend rate for 2025 of 6.50% reflects the recognition of increased short-term inflation and the health care provisions of the Inflation Reduction Act. The assumption trends downward by 0.25% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur.

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

Subsequent to the Spin-Off, these items are reported based on the tax filings of the Company’s legal entities. Indemnification assets and liabilities would be reported for amounts payable to or recoverable from Kellanova in accordance with the Tax Matters Agreement. Generally, Kellanova is responsible for all income taxes, certain non-income taxes attributable to our business, and liabilities for taxes that were incurred as a result of restructuring activities, prior to the Spin-Off. The Company is generally liable for all other taxes attributable to our business.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 13 "Derivative Instruments and Fair Value Measurements" within Notes to Consolidated Financial Statements for further information on our derivative financial and commodity instruments.
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

The total notional amount of foreign currency derivative instruments as of December 28, 2024 are disclosed in Note 13.
Interest rate risk
We are exposed to interest rate volatility with regard to our Credit Facility, which bears interest as a variable rate. Interest on the loans under the Credit Agreement are calculated by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate, plus an interest rate margin equal to in the case of SOFR loans, 1.75% and in the case of alternate base rate loans, 0.75%, each with related step-ups and step-downs based on WK Kellogg Co’s consolidated net leverage ratio as defined by the Credit Agreement We also entered into floating-to-fixed interest rate swaps on our Credit Facility with a total notional value of $250 million to hedge the variability of interest payment cash flows on a portion of our future debt obligations. A hypothetical 125 basis point change in interest rates affecting our borrowings under the financing arrangements would impact our pre-tax income by less than $1 million for the year-ended December 28, 2024.
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

The total notional amount of commodity derivative instruments as of December 28, 2024 is disclosed in Note 13.
Credit risk
Management believes concentrations of credit risk with respect to customer accounts receivable is limited due to the generally high credit quality of our major customers, as well as the large number and geographic dispersion of smaller customers. However, we conduct a disproportionate amount of business with a small number of large grocery retailers. The five largest accounts represent approximately 52% of consolidated net sales for the year ended December 28, 2024 and less than 58% of consolidated trade receivables at December 28, 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WK Kellogg Co

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of WK Kellogg Co and its subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, and the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 28, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Revenue Recognition – Trade Promotions

As described in Note 2 to the consolidated financial statements, the Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. Where applicable, future provisions are estimated by management based on a combination of historical patterns and future expectations regarding specific in-market product performance. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. Management classifies promotional expenditures, which include trade promotions, to its customers in net sales, which was approximately $2,708 million for the year ended December 28, 2024. The liability associated with these trade promotions makes up a significant portion of accrued advertising and promotion, which was $98 million as of December 28, 2024.

The principal considerations for our determination that performing procedures relating to revenue recognition – trade promotions is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the trade promotions and accrued trade promotion transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the recognition of costs of promotional activities at the time the related revenue is recorded. These procedures also included, among others, testing a sample of trade promotions transactions by obtaining and inspecting source documents, such as sales contracts, invoices, invoice credits, and customer payments related to promotional programs, customer arrangements, and promotional practices.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 25, 2025

We have served as the Company's auditor since 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WK Kellogg Co
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(millions, except per share data)	2024	2023	2022
Net sales	$2,708	$2,763	$2,695
Cost of goods sold	1,915	2,009	2,064
Selling, general and administrative expense	631	662	556
Restructuring costs	53	—	—
Operating profit	$109	$92	$75
Interest expense	30	10	—
Other income (expense), net	$6	$63	$(101)
Income (loss) before income taxes	85	145	(26)
Income taxes	13	35	(1)
Net income (loss)	$72	$110	$(25)
Per share amounts(a):
Basic and diluted earnings	$0.83	$1.28	$(0.29)
Diluted	$0.82	$1.28	$(0.29)
(a)On October 2, 2023, Kellanova, the former parent company of WK Kellogg Co, distributed 85,631,304 shares of WK Kellogg Co common stock to Kellanova's share owners in connection with its Spin-Off of WK Kellogg Co. See Note 1 "Description of the Company and Basis of Presentation" to the Consolidated Financial Statements for more information. Basic and diluted earnings per share ("EPS") were retrospectively recast for the number of shares of WK Kellogg Co common stock outstanding immediately following the Spin-Off for the year-ended December 31, 2022.
Refer to Notes to Consolidated Financial Statements.

WK Kellogg Co
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2024			2023			2022
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)	$85	$(13)	$72	$145	$(35)	$110	$(26)	$1	$(25)
Other comprehensive income:
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	(14)	—	(14)	3	(1)	2	(1)	—	(1)
Cash flow hedges:
Net deferred gain (loss)	5	(1)	4	—	—	—	—	—	—
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss (gain)	(2)	—	(2)	—	—	—	—	—	—
Prior service cost (credit)	3	(1)	2	—	—	—	—	—	—
Reclassification to net income:
Prior service cost (credit)	(6)	2	(4)	1	—	1	—	—	—
Comprehensive income (loss)	$71	$(13)	$58	$149	$(36)	$113	$(27)	$1	$(26)
Refer to Notes to Consolidated Financial Statements.

WK Kellogg Co
CONSOLIDATED BALANCE SHEETS

(millions, except share data)	2024	2023
Current assets
Cash and cash equivalents	$40	$89
Accounts receivable, net	199	244
Inventories	353	345
Other current assets	27	28
Total current assets	619	706
Property, net	786	739
Operating lease right-of-use assets	113	18
Goodwill	53	53
Other intangibles	57	57
Postretirement plan assets	301	283
Other assets	33	33
Total assets	$1,962	$1,889
Current liabilities
Current maturities of long-term debt	$24	$8
Notes payable	51	4
Accounts payable	513	541
Accrued advertising and promotion	98	121
Accrued salaries and wages	61	57
Other current liabilities	94	105
Total current liabilities	841	836
Long-term debt	460	487
Operating lease liabilities	95	12
Deferred income taxes	83	106
Pension liability	124	135
Other liabilities	42	13
Commitments and contingencies (Note 14)
Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized Issued: 86,101,154 shares in 2024 and 85,812,883 shares in 2023	—	—
Capital in excess of par value	343	327
Retained earnings	16	1
Accumulated other comprehensive income (loss)	(42)	(28)
Total equity	317	300
Total liabilities and equity	$1,962	$1,889
Refer to Notes to Consolidated Financial Statements.

WK Kellogg Co
CONSOLIDATED STATEMENTS OF EQUITY

(millions)	Common stock		Net parent investment	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	shares	amount
Balance, January 1, 2022	—	$—	$607		$—	$(37)	$570
Net income (loss)			(25)				(25)
Net transfer (to)/from Kellanova			143				143
Other comprehensive income (loss)						(1)	(1)
Balance, December 31, 2022	—	$—	$725	$—	$—	$(38)	$687
Net income (loss)			95		15		110
Dividend paid to Kellanova			(663)				(663)
Net transaction with Kellanova, including separation adjustment			163			7	170
Reclassification of net parent investment to Common stock and capital in excess of par value	86		(320)	320			—
Dividends declared ($0.16 per share)					(14)		(14)
Other comprehensive income (loss)						3	3
Stock compensation				6			6
Share issuances				1			1
Balance, December 30, 2023	86	$—	$—	$327	$1	$(28)	$300
Net income (loss)					72		72
Spin-Off related adjustments				(3)			(3)
Dividends declared ($0.64 per share)					(55)		(55)
Other comprehensive income (loss)						(14)	(14)
Stock compensation				14			14
Share issuances				5	(2)		3
Balance, December 28, 2024	86	$—	$—	$343	$16	$(42)	$317
Refer to Notes to Consolidated Financial Statements.

WK Kellogg Co
CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)	2024	2023	2022
Operating activities
Net income (loss)	$72	$110	$(25)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	78	66	68
(Gain) / loss on retirement of equipment	4	14	—
Pension and postretirement benefit plan expense (benefit)	(21)	(60)	112
Insurance recoveries	—	(4)	—
Deferred income taxes	(18)	(4)	(15)
Stock compensation	16	8	3
Restructuring costs	52	—	—
Other	1	—	1
Pension plan contributions	(24)	—	(1)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	55	(85)	(74)
Inventories	(12)	86	(102)
Accounts payable	(67)	167	77
Obligations under Transition Services Agreement	(44)	52	—
Income taxes payable	7	7	—
Accrued advertising and promotion	(21)	79	23
Accrued salaries and wages	5	25	7
All other current assets and liabilities	4	(24)	(21)
All other noncurrent assets and liabilities	13	(15)	—
Net cash provided by (used in) operating activities	$100	$422	$53
Investing activities
Additions to properties	(129)	(150)	(71)
Property damage recoveries from insurance proceeds	—	4	—
Net cash provided by (used in) investing activities	$(129)	$(146)	$(71)
Financing activities
Proceeds from borrowings under the Credit Agreement	—	664	—
Repayment of borrowings under the Credit Agreement	(13)	(164)	—
Payment of financing fees	—	(7)	—
Issuances of notes payable, with maturities greater than 90 days	77	—	—
Reductions of notes payable, with maturities greater than 90 days	(29)	—	—
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	(1)	4	—
Dividend to Kellanova	—	(663)	—
All other net transfers (to) from Kellanova	—	(8)	18
Net issuances of common stock	5	—	—
Dividends paid	(55)	(14)	—
Net cash provided by (used in) financing activities	$(16)	$(188)	$18
Effect of exchange rate changes on cash and cash equivalents	(4)	1	—
Increase (decrease) in cash and cash equivalents	$(49)	$89	$—
Cash and cash equivalents at beginning of period	89	—	—
Cash and cash equivalents at end of period	$40	$89	$—

Supplemental cash flow disclosures:
Interest paid	$35	$10	$—
Income taxes paid	$26	$2	$—

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$55	$12	$38
Supplemental cash flow disclosures of non-cash financing activities:
Operating lease liabilities arising from obtaining right of use assets	$106	$19	$—
Contribution of certain assets and liabilities to WK Kellogg Co by Kellanova	$—	$190	$—
Refer to Notes to Consolidated Financial Statements.

WK Kellogg Co
Notes to Consolidated Financial Statements
NOTE 1
DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION
Description of the Company
On June 21, 2022, Kellanova (formerly known as Kellogg Company) announced its intent to separate its North American Cereal Business (“Cereal Business”) via a tax-free Spin-Off, resulting in the creation of a new independent public company, WK Kellogg Co. The Cereal Business consists of the business and operations conducted by Kellanova until October 2, 2023. WK Kellogg Co's products are manufactured in the United States, Mexico and Canada and marketed in the United States, Canada and the Caribbean.

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

The allocation of expenses from Kellanova to WK Kellogg Co was reflected as follows in the Consolidated Financial Statements for the years-ended December 30, 2023 and December 31, 2022:

(millions)	2023	2022
Cost of goods sold	$128	$172
Selling, general and administrative	233	308
Other (income) expense, net	(43)	106
Total	$318	$586

The Consolidated Financial Statements also include $29 million, $102 million and $26 million of separation costs related to the separation from Kellanova for the years-ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. These were primarily related to legal and consulting costs and transition and Spin-Off related employee costs under the Transition Services Agreement. Prior to the Spin-Off, the Company was allocated a portion of costs incurred by Kellanova to evaluate, plan and execute the Spin-Off. The Company was allocated a pro rata portion of those costs, that they received a benefit from, based on either specific identification, where possible, or a proportional cost method based on gross sales value. Certain separation charges are expected to continue to be incurred through the first half of 2026.
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
Debt obligations and related financing costs of Kellanova have not been included in the Consolidated Financial Statements of WK Kellogg Co for all periods prior to the Spin-Off, because WK Kellogg Co is not a party to the obligations between Kellanova and the debt holders. The debt obligations and related financing costs of WK Kellogg Co have been described in Note 8 "Debt".

For periods prior to the Spin-Off, our employees participated in Kellanova benefit and stock-based compensation plans. A portion of the cost of those plans related to our employees is included in our Consolidated Financial Statements. However, the Consolidated Balance Sheet does not include any equity issued related to stock-based compensation plans or any net benefit plan obligations unless the benefit plan covers only our dedicated employees or where the entire legal obligation associated with the benefit plan transferred to WK Kellogg Co post-spin. During the third quarter of 2023, in connection with the Spin-Off, certain pension and nonpension postretirement plans that were previously sponsored by Kellanova were divided such that the plans became dedicated to our employees and sponsored by WK Kellogg Co. See Note 10 "Pension and Postretirement Benefits" for further details on the assumption of pension and postretirement assets and liabilities and related costs.

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
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2024, 2023 and 2022 fiscal years each contained 52 weeks and ended on December 28, 2024, December 30, 2023, and December 31, 2022, respectively.
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
Cash, cash equivalents and restricted cash
Highly liquid investments with remaining stated maturities of three months or less when purchased are considered cash equivalents and recorded at cost. A portion of cash received related to the accounts receivable factoring program is restricted as part of the collateralization agreement. As of December 28, 2024 and December 30, 2023, the amount of restricted cash was $15 million and $13 million, respectively, and is included in cash and cash equivalents in the Consolidated Balance Sheets.
Accounts receivable
Accounts receivable consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for expected credit losses and prompt payment discounts. Trade receivables do not bear interest. The allowance for expected credit losses represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances, historical loss information, and an evaluation of customer accounts for potential future losses. Account balances are written off against the allowance when management determines the receivable is uncollectible. The allowance for expected credit losses, additions charged to expense and expected credit losses charged to the reserve were immaterial for all periods presented. For the fiscal years-ended 2024 and 2023 the Company did not have off-balance sheet credit exposure related to its customers. Please refer to Note 3 "Sale of Accounts Receivable" for information on sales of accounts receivable.
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

Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. There were no material assets held for sale as of December 28, 2024 or December 30, 2023.

Cloud computing arrangements
The Company defers costs incurred with the implementation of a cloud computing arrangement (“CCA”), consistent with guidance for software developed or obtained for internal use. The deferred implementation costs of cloud computing arrangements are amortized on a straight-line basis over the term of the cloud computing arrangement, ranging from three to five years, in the same line item in the Consolidated Statement of Income as the associated hosting fees. Implementation costs include activities such as integrating, configuring and customizing the related software. Capitalized implementation costs, which are recorded as a component of other assets in the Consolidated Balance Sheets, was $18 million as of December 28, 2024 and December 30, 2023, and the related accumulated amortization was $5 million and $2 million, respectively.
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

Goodwill
We review our operating segment and reporting unit structure annually or as significant changes in the organization occur and assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill. Annually during the fourth quarter, in conjunction with our annual budgeting process, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may instead perform a quantitative impairment test.

In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value with a reporting unit’s fair value being estimated using market multiples. This approach employs market multiples based on either sales or earnings before interest, taxes, depreciation and amortization for companies that are comparable to ours. In the event the fair value determined using the market multiple approach is close to carrying value, we may supplement the fair value determination using discounted cash flows that incorporates assumptions surrounding planned growth rates, market-based discount rates and estimates of residual value. The assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting unit. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables. If the carrying value of our reporting unit exceeds its fair value, we consider the reporting unit impaired and reduce its carrying value of goodwill such that the reporting unit’s new carrying value is the estimated fair value.
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
The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 28, 2024, $132 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 30, 2023, $142 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
The following table presents the change in the supplier financing obligations:

(millions)	2024
Confirmed obligations outstanding at the beginning of the period	$142
Invoices confirmed during the period	542
Confirmed invoices paid during the period	(550)
Foreign currency impact	(2)
Confirmed obligations outstanding at the end of the period	$132
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
The Company's promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally immaterial in relation to net sales and recognized as a change in management estimate in a subsequent period. The liability associated with these promotions was recorded in accrued advertising and promotion which amounted to $98 million and $121 million as of December 28, 2024 and December 30, 2023, respectively.
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
Stock-based compensation
The Company uses stock-based compensation, including restricted stock, restricted stock units, and performance stock units, to provide long-term performance incentives for its workforce.
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
Accounting standards adopted during the period
Segment Reporting: Improvements to Reportable Segment Disclosures: The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments apply to all public entities that are required to report segment information in accordance with Topic 280. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company adopted this ASU for the year-ended December 28, 2024, and it did not have a material impact on our consolidated financial statements.
Accounting standards to be adopted in future periods
Income Taxes: Improvements to Income Tax Disclosures: The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact the adoption of this standard will have on its disclosures.
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
Following the Spin-Off, the Company entered into a monetization agreement with an unaffiliated financial institution specifically designed to factor trade receivables with certain customers that participate in the Extended Terms Program. Under this factoring arrangement, from time to time, the Company sells these certain customers’ trade receivables at a discount on a non-recourse basis. A portion of the cash proceeds is subject to certain restrictions. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheets. The factoring program provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however, the maximum receivables that may be sold at any time is approximately $350 million.
For all periods prior to the Spin-Off, the Company participated in Kellanova's monetization program and received an allocation of the recorded net loss on sale of receivables, based on the proportion of monetized receivable.
The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of December 28, 2024 and December 30, 2023 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements. Accounts receivable sold of $307 million and $266 million remained outstanding under these arrangements as of December 28, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $18 million, $13 million and $7 million for the years-ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. The recorded loss is included in Other income (expense).
A portion of cash received related to the accounts receivable factoring program is restricted as part of the Extended Terms Program collateralization agreement. As of December 28, 2024 and December 30, 2023, the amount of restricted cash was $15 million and $13 million, respectively, and is included in Cash and cash equivalents in the Consolidated Balance Sheets.
NOTE 4
GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of Goodwill and Other intangible assets are presented in the following tables:

(millions)	2024	2023
Goodwill	$53	$53
Other intangible assets - trademarks	$57	$57
The Other intangible assets are indefinite in nature and are related to the Kashi and Bear Naked trademarks.
Annual impairment testing
Goodwill and intangible assets deemed to have an indefinite life are not amortized, but reviewed annually for impairment of value or when indicators of a potential impairment are present. In preparing the Consolidated Financial Statements, our goodwill and other intangible assets were re-evaluated for potential impairment. The Company's annual impairment testing performed during the fourth quarter of 2024 consisted of qualitative testing for goodwill. Intangible assets were evaluated using quantitative testing, in which fair value was determined using a relief from royalty valuation method that includes estimates and significant assumptions of future cash flows to be generated from that asset based on estimates of future sales, royalty rates and discount rates consistent with rates used by market participants. The Company determined the fair value of both goodwill and the intangible assets exceeds its carrying value and no heightened risk of impairment of individual intangible assets was identified as it relates to goodwill and other intangible assets.
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
These actions are expected to result in cumulative restructuring pretax charges of between $230 million and $270 million, including between $30 million and $40 million in cash costs for severance and other termination benefits and between $30 million and $40 million in other cash restructuring costs related to equipment dismantlement and other transition costs. The Company estimates between $170 million and $190 million in non-cash charges related primarily to accelerated depreciation and asset write-offs. These charges are expected to be incurred through 2027. The amounts expected to be incurred as a result of these actions, including the timing thereof, are estimates only and subject to a number of assumptions. Actual results may differ materially from the Company's current expectations. The Company may also incur additional charges or other cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or associated with, these actions.
For the year-to-date period ended December 28, 2024, the Company recorded total restructuring charges of $56 million. These charges comprised of $53 million recorded to Restructuring Costs and $3 million to Other income (expense). There were no restructuring charges recorded for the periods ended December 30, 2023 and December 31, 2022.

The table below provides the details for the charges incurred during the years-ended December 28, 2024, December 30, 2023 and December 31, 2022, and project costs to date for all projects currently active as of December 28, 2024:

				Project costs to date
(millions)	2024	2023	2022	December 28, 2024
Employee related costs	$20	$—	$—	$20
Pension curtailment (gain) loss, net	3	—	—	3
Asset related costs	31	—	—	31
Other costs	2	—	—	2
Total	$56	$—	$—	$56
Employee related costs consist of severance and other termination benefits. Pension curtailment (gain) loss consists of a curtailment loss that resulted from restructuring plan initiatives. Asset related costs consisted primarily of accelerated depreciation of $21 million and asset write-offs and impairments of $10 million. Other costs incurred consist primarily of legal and consulting fees.
At December 28, 2024 total project reserves were $21 million, related to severance payments and other costs, of which a substantial portion will be paid in 2026. Employee related cost accruals are recorded to other current liabilities and other liabilities within the Consolidated Balance Sheet. Other cost accruals are recorded to accounts payable and other current liabilities within the Consolidated Balance Sheet. The following table provides details for exit cost reserves:

(millions)	Employee Related Costs	Pension curtailment (gain) loss, net	Asset Related Costs	Other Costs	Total
Liability as of December 30, 2023	$—	$—	$—	$—	$—
2024 restructuring charge	20	3	31	2	56
Cash payments	—	—	—	(1)	(1)
Non-cash charges and other	—	(3)	(31)	—	(34)
Liability as of December 28, 2024	$20	$—	$—	$1	$21
NOTE 6
EQUITY

Earnings per share
Basic EPS is determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of unvested restricted stock units.

On October 2, 2023, Kellanova distributed 85,631,304 shares of the Company's common stock to Kellanova's share owners in connection with the Spin-Off. For comparative purposes, weighted average shares outstanding for the year-ended December 31, 2022 have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Spin-Off and assume the same basic weighted average shares. For the year-ended prior to the Spin-Off, it is assumed that there are no dilutive securities as there were no stock-based awards of WK Kellogg Co outstanding.

The Company has the authority to issue up to 50,000,000 shares of preferred stock, of which zero shares were issued and outstanding as of December 28, 2024 and December 30, 2023.

Stock transactions
The Company issues shares-based awards to its directors, officers and employees under its long-term incentive plan, as further discussed in Note 9, "Stock Compensation".

Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to share owners. Other comprehensive income consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges, which are recorded in interest expense within the Consolidated Statement of Income upon reclassification from Accumulated Other Comprehensive Income (AOCI), and adjustments for net experience gains (losses) and prior service credit (costs) related to employee benefit plans, which are recorded in other income (expense) within the statement of income, upon reclassification from AOCI. The related tax effects of these items are recorded in income tax expense within the statement of income, upon reclassification from AOCI.

Accumulated other comprehensive income (loss) as of December 28, 2024 and December 30, 2023 consisted of the following:

(millions)	December 28, 2024	December 30, 2023
Foreign currency translation adjustments	$(49)	$(35)
Cash flow hedges — net deferred gain (loss)	5	—
Postretirement and postemployment benefits:
Net experience gain (loss)	(2)	—
Prior service credit (cost)	4	7
Total accumulated other comprehensive income (loss)	$(42)	$(28)
NOTE 7
LEASES AND OTHER COMMITMENTS
The Company leases certain warehouses, equipment, vehicles, and office space primarily through operating lease agreements. The Company recorded lease costs of $18 million for the year ended December 28, 2024. Operating lease costs for the year-to-date period ended December 30, 2023 and December 31, 2022 were immaterial to the consolidated financial statements.

(millions)	Year ended December 28, 2024	Year ended December 30, 2023	Year ended December 31, 2022
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15	$—	$—
Right-of-use assets obtained in exchange for operating lease liabilities
New leases	$106	$19	$—
Modified leases	$—	$—	$—

Weighted-average remaining lease term - operating leases	5 years	3 years	n/a
Weighted-average discount rate - operating leases	6.0%	6.7%	—
At December 28, 2024 future maturities of operating leases were as follows:

(millions)	Operating leases
2025	$23
2026	24
2027	23
2028	23
2029	19
2030 and beyond	19
Total minimum payments	$131
Less interest	(18)
Present value of lease liabilities	$113
Operating lease payments presented in the table above exclude $5 million of minimum lease payments for a real-estate lease signed but not yet commenced as of December 28, 2024. The lease is expected to commence in 2025.
During the year ended December 28, 2024, the Company entered into lease agreements with unrelated third parties for distribution centers previously leased by Kellanova. The leases were either transferred to the Company or subleased directly from Kellanova as outlined in the Separation and Distribution Agreement. Payments for these leases are made on a monthly basis. Prior to the execution of these leases, use of the distribution centers was managed under the Transition Services Agreement. The new sublease agreements executed during 2024 resulted in an increase to operating lease assets and liabilities of $99 million.
In connection with the Spin-Off, the Company executed an agreement with Kellanova, in which Kellanova leases a portion of the Company's headquarters office building in Battle Creek, Michigan. The lease is scheduled to expire in 2035, with two optional extensions of five years each. A base rent amount, plus additional general operating expenses are to be paid to the Company on a monthly basis. The income received during 2024 related to this agreement was immaterial to the Consolidated Financial Statements.
NOTE 8
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
The Credit Facility has an initial term of five years and matures on September 12, 2028. Interest on the loans under the Credit Agreement are calculated by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternative base rate, plus an interest rate margin equal to in the case of SOFR loans, 1.75%, and in the case of alternate base rate loans, 0.75%, each with related step-ups and step-downs based on the Company's consolidated net leverage ratio as defined in the Credit Agreement. Interest expense for the years ended December 28, 2024 and December 30, 2023 was $30 million and $10 million, respectively.
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
Our obligations under the Credit Facility (collectively, “Credit Facility Obligations”) are guaranteed (the “Credit Facility Guarantees”) by our existing and future direct and indirect subsidiaries of the Company (in such capacity, the “Credit Facility Guarantors”). The Credit Facility Obligations are expected to be secured by first priority liens on substantially all assets, subject to customary exceptions, of the Company and the Credit Facility Guarantors. The Credit Facility Guarantees and security interest of a Credit Facility Guarantor may be released where such Credit Facility Guarantor ceases to be a consolidated subsidiary of us pursuant to a transaction permitted under the Credit Facility. The Credit Facility contains various covenants, including, for example, those that restrict our ability and the ability of our consolidated subsidiaries to incur certain types of indebtedness or to grant certain liens on their respective property or assets. The Company was in compliance with all financial covenants contained in these agreements as of December 28, 2024.
In connection with the Credit Facility issuance, the Company incurred $7 million of debt issuance costs, of which $5 million is related to the term loan and is reflected as a reduction in long-term debt and current maturities of long-term debt, and $2 million is related to the revolving credit facility and is reflected in other assets. Amortization of debt issuance costs for the year-ended December 28, 2024 was $2 million. Amortization of debt issuance costs for the year-ended December 30, 2023 was immaterial.
As of December 28, 2024, outstanding borrowings under the Credit Facility were $536 million, comprised of the $488 million term loan and $48 million revolving credit facility, of which $73 million was recognized as the current portion. As of December 28, 2024, there was an additional $552 million available for future borrowing under the Credit Facility.
Scheduled principal repayments on the Term Loan are (in millions): 2025 - $25; 2026 - $25; 2027 - $38; and 2028 - $400.
NOTE 9
STOCK COMPENSATION
The Company uses various equity-based compensation programs to provide long-term performance incentives for its officers and certain employees. Currently, these incentives consist principally of restricted stock units and performance stock units. The Company also sponsors an employee discounted stock purchase plan in the United States and Canada. Additionally, the Company awards shares of common restricted stock to its outside directors as part of their compensation for serving on the Board.
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
Under the Company’s 2023 Plan, 10.1 million shares have been authorized to be granted to employees and officers. As of December 28, 2024, there were 6.7 million remaining authorized, but unissued shares under the 2023 Plan.
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
In addition, Company employees who have been granted performance share unit awards and restricted stock unit awards prior to 2023 under the previous Kellanova Long Term Incentive Plan, will receive these awards in the form of Kellanova stock under existing terms and conditions of vesting and settlement. The associated compensation expense of these awards will be recognized by the Company in accordance with the Employee Matters Agreement.

For the periods prior to the Spin-Off, stock compensation expense related to employees have been allocated to the Company and recorded in cost of goods sold ("COGS") and selling general and administrative ("SGA") expense in the Consolidated Statement of Income. The non-cash stock compensation expense allocated to the Consolidated Financial Statements prior to the Spin-Off was related to the Company's dedicated employees that were specifically identified based on awards received under Kellanova’s plans. Stock compensation expense for corporate or shared employees was allocated to WK Kellogg Co primarily based on gross sales value.
Income Statement Impact
Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2024	2023	2022
Pre-tax compensation expense - direct	$21	$10	$3
Pre-tax compensation expense - allocated	$—	$11	$17
Pre-tax compensation expense - direct and allocated	$21	$21	$20
Related income tax benefit	$5	$5	$5

As of December 28, 2024, total stock-based compensation cost related to non-vested awards not yet recognized was $27 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Shares used to satisfy stock-based awards are issued out of authorized shares to the extent permitted by the respective plan provision.
Restricted Stock Units and Performance Stock Units
During the periods presented, stock-based awards consisted principally of restricted stock units and performance stock units granted under the 2023 Plan.
In connection with the Spin-Off, the Company converted previously granted performance stock units to restricted stock units which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares at conversion was 100% of the target amount. The associated dividend equivalents accrue and vest in accordance with the underlying award. Modification charges related to the conversion of awards were immaterial.
In the first quarter of 2024, the Company granted performance stock units to eligible employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as, dividend equivalent shares. The number of share earned could range between 0% and 200% of the target amount depending upon performance achieved over the three year performance period. The performance conditions of the award include net sales growth and cash flow related targets. Dividend equivalent shares accrue and vest in accordance with the underlying award. The 2024 target performance share unit currently corresponds with approximate 637,000 shares, with a grant-date fair value of $15 per share.
Based on the market price of the Company's common stock at year-end 2024, the maximum future values that could be awarded on the vesting date was $22 million for the 2024 award.
Restricted stock units typically have a three-year cliff vesting earning dividend equivalent units for awards granted beginning in 2023. Dividend equivalents accrue and vest in accordance with the underlying award. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant.
A summary of restricted stock unit activity, for the year ended December 28, 2024, is presented in the following table:

Employee restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	1,997	$13
Granted	1,419	15
Vested	(86)	14
Forfeited	(69)	15
Non-vested, end of year	3,261	$14
Additionally, restricted stock unit activity for 2023, including the converted performance stock units, is presented in the following table:

Employee restricted stock units	2023
Shares (in thousands):
Non-vested, beginning of year	—
Granted	2,007
Vested	—
Forfeited	(10)
Non-vested, end of year	1,997
Weighted-average exercise price:
Non-vested, beginning of year	$—
Granted	13
Vested	—
Forfeited	11
Non-vested, end of year	$13

The total value of the restricted stock units vesting in the periods presented was (in millions) : 2024 - $1 ; 2023 - $0.

NOTE 10
PENSION AND POSTRETIREMENT BENEFITS
The Company sponsors a pension plan in the United States and plans in the United States and Canada that provide health care and other welfare benefits to retired employees, who have met certain age and service requirements. The majority of these plans are funded or unfunded defined benefit plans or defined contribution plans for certain employee groups. Defined benefits for salaried employees are generally based on salary and years of service, while union employee benefits are generally a negotiated amount for each year of service. The Company contributes to voluntary employee benefits association ("VEBA") trusts to fund certain U.S. retiree health and welfare benefit obligations. The Company uses a December 31 measurement date for these plans and, when necessary, adjusts for plan contributions and significant events between December 31 and its fiscal year-end.

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

Expense
The following table summarizes the allocated expenses that were allocated to the company's Plans prior to the Spin-Off:

Type of plan		2023	2022
Pension plans:
Direct plan	Net periodic benefit cost	$1	$—
Shared plans (multiemployer)	Cost allocation - COGS & SGA	5	11
Shared plans (multiemployer)	Cost allocation - OIE	10	27
Nonpension postretirement plans:
Direct plan	Net periodic benefit income	(6)	(4)
Shared plans (multiemployer)	Cost allocation - COGS & SGA	3	8
Shared plans (multiemployer)	Cost allocation - OIE	(65)	70
Total pension and nonpension postretirement (income)/expense		$(52)	$112
The components of pension expense are presented in the following table for all plans directly attributable to the Company after the Spin-Off occurred. Service cost is recorded in COGS and SGA expense. All other components of net periodic benefit expense (income) are included in OIE.

	Pension Benefits			Postretirement Benefits
(millions)	2024	2023	2022	2024	2023	2022
Service cost	$8	$2	$—	$4	$1	$—
Interest cost	29	8	—	24	6	—
Expected return on plan assets	(35)	(9)	—	(60)	(14)	—
Amortization of unrecognized prior service cost	2	1	—	(8)	(2)	—
Recognized (gain) loss, net	12	4		—	(5)
Curtailment (gain) loss, net	3	—	—	—	—	—
Net periodic benefit expense (income)	$19	$6	$—	$(40)	$(14)	$—

The Company, and Kellanova prior to the Spin-Off, sponsor 401(k) or similar defined contribution savings plans for active employees. Expense related to these plans was $18 million in 2024, $6 million in 2023 and immaterial in 2022. Company contributions to these savings plans approximate annual expense.
Obligations and funded status
The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables:

	Pension Benefits		Postretirement Benefits
(millions)	2024	2023	2024	2023
Change in projected benefit obligation
Beginning of year	$605	$—	$493	$16
Service cost	8	2	4	1
Interest cost	29	8	24	6
Actuarial (gain)loss	(19)	21	(24)	6
Benefits paid, net of reimbursements (a)	(51)	(12)	(48)	(10)
Spin-Off impacts	—	586	—	474
End of year	$572	$605	$449	$493
Change in plan assets
Fair value beginning of year	$470	$—	$773	$—
Actual return on plan assets	5	26	36	26
Employer contributions	24	—	—	—
Benefits paid	(51)	(12)	(64)	(10)
Spin-Off impacts	—	456	—	757
Fair value end of year	$448	$470	$745	$773
Funded (unfunded) status	$(124)	$(135)	$296	$280
(a) Benefits paid for postretirement plans include rebates and other anticipated subsidies from plan vendors.

Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits			Postretirement Benefits
(millions)	2024		2023	2024	2023
Postretirement plan assets	$—		$—	$301	$283
Pension liability	(124)		(135)	—	—
Other liabilities	—	0	—	(5)	(3)
Net amount recognized	$(124)		$(135)	$296	$280

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits
(millions)	2024	2023	2024	2023
Prior service cost	$9	$15	$(13)	$(20)
Net amount recognized	$9	$15	$(13)	$(20)
The accumulated benefit obligation for all defined benefit pension plans was $572 million at December 28, 2024 and $605 million at December 30, 2023. Information for pension and postretirement plans with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets were:

	Pension Benefits		Postretirement Benefits
(millions)	2024	2023	2024	2023
Projected benefit obligation	$572	$605	n/a	n/a
Accumulated benefit obligation	$572	$605	n/a	n/a
Fair value of plan assets	$448	$470	n/a	n/a

Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations were:

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Discount rate	5.7%	5.2%	—%	5.6%	5.2%	5.2%
Long-term rate of compensation increase	6.0%	6.0%	—%	n/a	n/a	n/a
The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Discount rate	5.2%	5.6%	—%	5.1%	5.4%	2.9%
Discount rate - interest	5.1%	5.6%	—%	5.0%	5.4%	—%
Long-term rate of compensation increase	6.0%	6.0%	—%	n/a	n/a	n/a
Long-term rate of return on plan assets	7.8%	7.8%	n/a	8.0%	8.0%	—%

Long-term rate of return on plan assets: The expected long-term rate of return is evaluated on an annual basis. The Company considers several factors when setting assumptions with respect to the long-term rate of return, including current and expected asset allocation and historical and expected returns on the plan asset categories. Actual asset allocations are regularly reviewed and periodically rebalanced to the targeted allocations when considered appropriate. Investment gains or losses represent the difference between the expected return estimated using the long-term rate of return and the actual return realized. Based on consolidated benefit plan assets at December 28, 2024, a 100 basis point increase or decrease in the assumed rate of return would correspondingly decrease or increase 2025 benefits expense by approximately $12 million. For the year ended December 28, 2024, our actual return on plan assets was less than the recognized assumed return by $54 million.

Health care trend rates: The Company's initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with our expectations regarding short-term future trends. The initial trend rate for 2025 of 6.50% reflects the recognition of increased short-term inflation and the health care provisions of the Inflation Reduction Act. The assumption trends downward by 0.25% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience gain arising during 2024 from recognition of claims experience was approximately $21 million.

Discount rate: The Company utilizes a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. This spot rate approach provides a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. Based on consolidated obligations at December 28, 2024, a 25 basis point decline in the yield curve used for benefit plan measurement purposes would decrease 2025 benefits expense by approximately $1 million and would result in an immediate loss recognition of $22 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.

Despite the previously-described policies for selecting major actuarial assumptions, we periodically experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2024, we recognized a net actuarial loss of approximately $11 million. The total net loss recognized in 2024 was driven by a loss of approximately $54 million from less than expected asset returns, partially offset by a gain of approximately $43 million from plan experience, including assumption changes.
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
The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended December 28, 2024, the Company had no transfers between Levels 1 and 2.
The fair value of Plan assets as of December 28, 2024 and December 30, 2023 within the fair value hierarchy are as follows:

		Pension Benefits		Postretirement Benefits
(millions)	Fair Value Hierarchy Level	2024	2023	2024	2023
Cash and cash equivalents (a)	1, 2	$22	$60	$11	$120
Corporate stock, common	1	—	—	25	21
Bonds, corporate	2	78	86	136	141
Bonds, government	2	40	49	83	88
Bonds, other	2	5	6	8	9
Sub-total		$145	$201	$263	$379
Investments measured at net asset value (NAV) practical expedient (b)		303	$269	482	$394
Total plan assets		$448	$470	$745	$773
(a) Cash and cash equivalents related to pension and postretirement benefits are all classified as Level 2 assets in 2024. Cash and cash equivalents related to pension benefits includes Level 1 assets of $(1) million and Level 2 assets of $61 million for 2023. Cash and cash equivalents related to postretirement benefits includes Level 1 assets of $0 million and Level 2 assets of $120 million for 2023.
(b) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
There were no unfunded commitments to purchase investments at December 28, 2024 or December 30, 2023.
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
The current weighted-average target asset allocation reflected by this strategy is:

	Pension Benefits	Postretirement Benefits
Equity securities	43%	44%
Debt securities	43%	42%
Real estate and other	14%	14%
Plan funding strategies are influenced by tax regulations and funding requirements. The Company expects to make contributions of $19 million to its defined benefit pension plans during 2025. The Company does not expect to make any contributions to its VEBA trusts during 2025.

Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Pension	Postretirement
2025	$50	$35
2026	51	35
2027	51	36
2028	50	36
2029	49	36
2030-2034	226	178
NOTE 11
POSTEMPLOYMENT BENEFITS

Under certain conditions, the Company provides benefits to former or inactive employees, including salary continuance, severance, and long-term disability, in the United States and Canada. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension and postretirement benefits in Note 10 "Pension and Postretirement Benefits".

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
The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2024	2023
Change in accumulated benefit obligation
Beginning of year	$9	$—
Spin-Off impacts	—	9
Service cost	1	—
Interest cost	—	—
Actuarial (gain)loss	2	—
Benefits paid	(1)	—
End of year	$11	$9
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$1	$1
Other liabilities	10	8
Net amount recognized	$11	$9
Amounts recognized in accumulated other comprehensive income consist of
Net experience gain	2	4
Net amount recognized	$2	$4

The components of postemployment benefit expense was immaterial for all periods presented. Service cost is recorded in COGS and SGA expense. All other components of net periodic benefit cost are included in OIE.

Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)
2025	$1
2026	2
2027	2
2028	1
2029	1
2030-2034	6
NOTE 12
INCOME TAXES

Prior to the Spin-Off, our operations have historically been included in the consolidated U.S. federal, certain foreign tax returns, certain state and local tax returns filed by Kellanova. Refer to Note 1 "Description of the Company and Basis of Presentation" for additional information.
The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2024	2023	2022
Income before income taxes
United States	$69	$128	$(59)
Foreign	16	17	33
	85	145	(26)
Income taxes
Currently payable
Federal	25	27	—
State	5	4	4
Foreign	1	8	10
	31	39	14
Deferred
Federal	(12)	(1)	(14)
State	(10)	—	(1)
Foreign	4	(3)	—
	(18)	(4)	(15)
Total income taxes	$13	$35	$(1)
The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2024	2023	2022
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign rates varying from U.S. statutory rate	1.1	1.2	(9.5)
State income taxes, net of federal benefit (1)	(6.7)	2.7	(7.2)
Nondeductible Permanent Items	3.9	1.1	(8.1)
Nondeductible spin costs	—	1.3	—
Inventory Donations (Sec. 170 (A))	(1.1)	(0.7)	4.6
Stock Options - Excess Benefit / Shortfall	(0.5)	0.2	3.1
Credits	(2.1)	(1.8)	5.2
APB 23	—	—	(1.8)
Other, net	(0.3)	(0.6)	(1.6)
Effective income tax rate	15.3%	24.4%	5.7%
(1) During 2024 we recognized a $9.1 million reduction to certain deferred tax liabilities as result of changes to our legal and operational structure.

As presented in the preceding table, the Company’s 2024 consolidated effective tax rate was 15.3%, as compared to 24.4% in 2023 and 5.7% in 2022.

The effective tax rate for 2024, 2023 and 2022 was impacted by state and local income taxes and the differential of WK Kellogg Co’s foreign statutory tax rates from the U.S. federal statutory tax rate.

The Company had unremitted foreign earnings of approximately $29 million as of December 28, 2024 which it asserted to be permanently reinvested, primarily related to its Canadian subsidiary. The unrecognized deferred tax liability for these earnings is estimated to be immaterial. However, this estimate could change based on the manner in which the outside basis difference associated with these earnings reverses. Taxes will be provided on these earnings in the periods in which they are no longer considered reinvested.
Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate.
The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2024 and 2023:

	Deferred tax assets		Deferred tax liabilities
(millions)	2024	2023	2024	2023
Advertising and promotion-related	1	4	—	—
Wages and payroll taxes	14	8	—	—
Inventory valuation	6	7	—	—
Employee benefits	—	—	36	36
Operating loss, credit and other carryforwards	—	—	—	—
Hedging transactions	—	—	2	—
Depreciation and asset disposals	—	—	52	64
Operating lease right-of-use assets	—	—	28	4
Operating lease liabilities	27	4	—	—
Trademarks and other intangibles	—	—	21	24
Research and development capitalization	6	2	—	—
Stock awards	5	5	—	—
Other	4	5	—	—
	63	35	139	128
Less valuation allowance	—	—	—	—
Total deferred taxes	$63	$35	$139	$128
Net deferred tax asset (liability)	$(76)	$(93)
Classified in balance sheet as:
Other assets	$7	$13
Other liabilities	(83)	(106)
Net deferred tax asset (liability)	$(76)	$(93)

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years-ended December 28, 2024, December 30, 2023 and December 31, 2022.

(millions)	2024	2023	2022
Balance at beginning of year	$—	$5	$5
Tax positions related to current year:
Additions	—	—	—
Tax positions related to prior years:
Additions	—	—	—
Dispositions/Acquisitions	—	(5)	—
Settlements	—	—	—
Lapses in statutes of limitation	—	—	—
Balance at end of year	$—	$—	$5

During the year ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company recognized an immaterial amount of tax-related interest on unrecognized tax benefits.

The Company filed U.S. federal, U.S. state and foreign income tax returns for the tax year ended December 30, 2023. These returns remain open and subject to examination by the tax authorities in each respective jurisdiction.
NOTE 13
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
After the Spin-Off, the Company has entered into its own derivative instruments. Derivative instruments are classified on the Consolidated Balance Sheet based on the contractual maturity of the instrument or the timing of the underlying cash flows of the instrument for derivatives with contractual maturities beyond one year. Any collateral associated with derivative instruments is classified as Other assets or Other current liabilities on the Consolidated Balance Sheet depending on whether the counterparty collateral is in an asset or liability position. Margin deposits related to exchange-traded commodities are recorded in accounts receivable, net on the Consolidated Balance Sheet. On the Consolidated Statement of Cash Flows, cash flows associated with derivative instruments are classified according to the nature of the underlying hedged item. Cash flows associated with collateral and margin deposits on exchange-traded commodities are classified as investing cash flows when the collateral account is in an asset position and as financing cash flows when the collateral account is in a liability position.
Total notional amounts of the Company’s derivative instruments as of December 28, 2024 and December 30, 2023 were as follows:

(millions)	December 28, 2024	December 30, 2023
Foreign currency exchange contracts	$284	$35
Commodity contracts	14	3
Interest rate contracts	250	—
Total	$548	$38
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at December 28, 2024 and December 30, 2023, measured on a recurring basis.
Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market. For the Company, level 1 financial assets and liabilities consist primarily of exchange-traded commodity derivative contracts.
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
The following table presents assets and liabilities that were measured at fair value in the Company's Consolidated Balance Sheet on a recurring basis as of December 28, 2024 and December 30, 2023:
Derivatives designated as hedging instruments

	December 28, 2024			December 30, 2023
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Interest rate contracts:
Other current assets	$—	$2	$2	$—	$—	$—
Other assets	—	3	3	—	—	—
Total assets	$—	$5	$5	$—	$—	$—
Derivatives not designated as hedging instruments

	December 28, 2024			December 30, 2023
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$4	$4	$—	$—	$—
Other assets	—	1	1	—	—	—
Total assets	$—	$5	$5	$—	$—	$—
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$3	$3	$—	$—	$—
Total liabilities	$—	$3	$3	$—	$—	$—
The effect of derivative instruments on the Company's Consolidated Statement of Income and Consolidated Statement of Comprehensive Income for the year-to-date periods ended December 28, 2024, December 30, 2023, and December 31, 2022 were as follows:
Derivatives designated as hedging instruments

	Gain (loss) recognized in AOCI			Gain (loss) excluded from assessment of hedge effectiveness			Location of gain (loss) in income of excluded component
(millions)	December 28, 2024	December 30, 2023	December 31, 2022	December 28, 2024	December 30, 2023	December 31, 2022
Interest rate contracts	$5	$—	$—	$—	$—	$—	Interest expense

Year-to-date period ended
	December 28, 2024	December 30, 2023	December 31, 2022
(millions)	Interest Expense	Interest Expense	Interest Expense
Interest rate contracts:	$—	$—	$—
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$—
During the year-ended December 28, 2024, the Company entered into an interest rate swap contract with an initial notional amount of $250 million to manage the variability of cash flows associated with our variable rate debt. The contract matures on December 27, 2027 and requires periodic interest rate settlements. These derivatives are accounted for as cash flow hedges and the related net gain or loss is recorded in AOCI and will be amortized to interest expense over the term of the contract. These derivatives are used to hedge the variability of interest payment cash flows on a portion of our future debt obligations.
During the next 12 months, the Company expects approximately $2 million of net deferred gains reported in accumulated other comprehensive income (AOCI) at December 28, 2024, to be reclassified to interest expense.
Derivatives not designated as hedging instruments
The effect of allocated and direct impacts to derivative instruments on the Company's Consolidated Statement of Income for the years-ended December 28, 2024, December 30, 2023, and December 31, 2022 were as follows:

	Gain (loss) recognized in cost of goods sold
(millions)	December 28, 2024	December 30, 2023	December 31, 2022
Commodity contracts	$(2)	$(13)	$15
Foreign currency derivatives	$(2)	$(2)	$12
Counterparty credit risk concentration and collateral requirements
The Company could incur losses in the event of nonperformance by counterparties to over-the-counter ("OTC") financial and commodity derivatives contracts. Management believes risk of loss with respect to derivative contracts is limited due to the use of master netting agreements with credit-ratings based collateralization requirements for OTC derivatives and the use of exchange-traded commodity contracts. As of December 28, 2024, the Company was not in a material net asset position with any OTC derivatives counterparties.
NOTE 14
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
The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at December 28, 2024. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.
In 2021, there was a fire at one of the Company's manufacturing facilities, the damages of which have been recovered from insurance policies. For the year ended December 30, 2023 the Company recognized insurance recoveries of $4 million in other income (expense), net related to recoveries for property damage. Accordingly, this amount has been reflected within net cash (used in) investing activities in the Consolidated Statement of Cash Flows. Additionally, for the year ended December 30, 2023, the Company recognized insurance recoveries of $16 million in COGS to offset the incremental costs incurred due to the fire. The proceeds from these recoveries were related to business interruption claims and have been reflected in net cash provided by operating activities in the Consolidated Statement of Cash Flows. For the year ended December 31, 2022, the Company recognized insurance recoveries of $16 million in COGS to offset the incremental costs incurred due to the fire. The proceeds from the recoveries were related to business interruption claims and have been reflected in net cash provided by operating activities in the Consolidated Statement of Cash Flows.
NOTE 15
SEGMENT REPORTING
The Company manages its operations through one operating and reportable segment, engaged in the manufacturing, marketing and sales of cereal products in North America. Our products include various brands of cereal which are marketed under the Kellogg’s, Kashi and Bear Naked trade names.

Consistent with our operational structure, our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer, who makes resource allocation and business decisions on a consolidated basis. Our CODM uses consolidated single-segment net income (reported on the Consolidated Statement of Income (Loss) as net income (loss)) to evaluate financial performance, allocate resources, set incentive compensation targets, as well as forecasting future period financial results. The measure of segment assets is reported on the Consolidated Balance Sheet as total consolidated assets.
The Company's largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 29%, 26% and 28% of consolidated net sales for the years-ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. These sales were primarily in the United States.
Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2024	2023	2022
Net sales
United States	$2,374	$2,439	$2,369
Canada	299	291	292
Other	35	33	34
Consolidated	$2,708	$2,763	$2,695
Long-lived assets
United States	$624	$605	$544
Canada	129	98	72
Other	33	36	29
Consolidated	$786	$739	$645

NOTE 16
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (Loss) (millions)	2024	2023	2022
Research and development expense	$24	$25	$25
Advertising expense	$210	$206	$178

Consolidated Balance Sheet (millions)	2024	2023
Trade receivables	$169	$225
Allowance for expected credit losses	(1)	—
Other receivables	31	19
Accounts receivable, net	$199	$244
Raw Materials	49	49
Manufacturing Supplies	53	53
Materials in process	22	15
Finished goods	229	228
Inventories	$353	$345
Land	14	14
Buildings	699	679
Machinery and equipment	1,807	1,799
Construction in progress	234	184
Accumulated depreciation	(1,968)	(1,937)
Property, net	$786	$739
Other third party	513	502
Kellanova (a)	—	39
Accounts Payable	$513	$541
Obligations under Transition Services Agreement	8	52
Operating lease obligations	18	6
Income taxes payable	14	7
Other	54	40
Other current liabilities	$94	$105
(a)The $39 million payable to Kellanova represents various items Kellanova paid on our behalf, for which we owe reimbursement for amounts incurred related to the Spin-Off.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures.

Management of the Company, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the period ending December 28, 2024. Based upon our evaluation, our CEO and our CFO have concluded that, as of the period ending December 28, 2024, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s applicable rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.
(b) Management's Annual Report on Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 28, 2024.
The effectiveness of our internal control over financial reporting as of December 28, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report.
(c) Changes in Internal Control over Financial Reporting.
There were no changes during the fiscal quarter ended December 28, 2024, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the fiscal quarter ended December 28, 2024, none of our directors or officers subject to Section 16 of the Exchange Act adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors — Refer to the information in our Proxy Statement to be filed with the SEC for the Annual Meeting of Shareowners (the “2025 Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.
Identification and Members of Audit Committee; Audit Committee Financial Expert — Refer to the information in the 2025 Proxy Statement under the caption “Board and Committee Membership,” which information is incorporated herein by reference.
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
Insider Trading Policies — Refer to the information in the 2025 Proxy Statement under the caption “Securities Trading Policy,” which information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Refer to the information under the captions “2024 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” and “Potential Post-Employment Payments,” of the 2025 Proxy Statement, which is incorporated herein by reference. Refer also to the information under the caption "Board and Committee Membership — Compensation and Talent Management Committee — Compensation Committee Interlocks and Insider Participation” and the caption “Compensation and Talent Management Committee Report” of the 2025 Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Refer to the information under the captions “Security Ownership — Five Percent Holders”, and “Security Ownership — Officer and Director Stock Ownership”, which information is incorporated herein by reference.

The following table gives information, as of December 28, 2024, concerning shares of our common stock authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (1)

Equity compensation plans approved by share owners	10.1	NA	8.8 (2)
Equity compensation plans not approved by share owners	—	NA	—
Total	10.1	NA	8.8
(1) The total number of shares remaining available for issuance under the 2023 Long-Term Inventive Plan
(2) The total number of shares available remaining for issuance as of December 28, 2024 for each Equity Compensation Plan approved by share owners are as follows:
a. The 2023 Long Term Incentive Plan - 6.7 million;
b. The WK Kellogg Co Employee Stock Purchase Plan (effective October 2, 2023) - 2.1 million
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to the information under the captions “Corporate Governance — Director Independence” and “Corporate Governance — Related Person Transactions” of the 2025 Proxy Statement, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Refer to the information under the captions “Proposal 4 — Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm — Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 4 — Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm — Preapproval Policies and Procedures” of the 2025 Proxy Statement, which information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The Consolidated Financial Statements and related Notes, together with Management's Report on Internal Controls over Financial Reporting and the Report thereon of PricewaterhouseCoopers LLP dated February 25, 2025, are included herein in Part II, Item 8, Financial Statements and Supplementary Data.
1. Consolidated Financial Statements
Consolidated Statements of Income (Loss) for the years-ended December 28, 2024, December 30, 2023 and December 31, 2022.
Consolidated Statements of Comprehensive Income (Loss) for the years-ended December 28, 2024, December 30, 2023 and December 31, 2022.
Consolidated Balance Sheets at December 28, 2024 and December 30, 2023.
Consolidated Statements of Equity for the years-ended December 28, 2024, December 30, 2023 and December 31, 2022.
Consolidated Statements of Cash Flows for the years-ended December 28, 2024, December 30, 2023 and December 31, 2022.
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
ITEM 16. FORM 10-K SUMMARY
Not applicable.

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
2.1	Separation and Distribution Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2023)	IBRF
3.1	Amended and Restated Certificate of Incorporation of WK Kellogg Co (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
3.2	Amended and Restated By-Laws of WK Kellogg Co (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
4.1	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the SEC on March 8, 2024).	IBRF
10.1	Credit Facility by and among WK Kellogg Co and the lenders name therein, dated as of September 12, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 12, 2023).	IBRF
10.2	Employee Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.3	Supply Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.4	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.5	Master Ownership and License Agreement Regarding Trademarks and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.6	Tax Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.7	Transition Services Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.8	WK Kellogg Co Supplemental Savings and Investment Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.9	WK Kellogg Co 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on September 20, 2023).	IBRF
10.10	Form of Restricted Share Unit Terms and Conditions (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on August 1, 2023).	IBRF
10.11	WK Kellogg Co Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the SEC on September 20, 2023).	IBRF
10.12	WK Kellogg Co Executive Severance Benefit Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF
10.13	WK Kellogg Co Change of Control Severance Policy for Key Executives (as amended, effective as of February 8, 2024, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.14	Retention Agreement and General Release with Doug VanDeVelde (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.15	Form of Recognition Award Agreement and General Release (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form 10 filed with the SEC on July 24, 2023).	IBRF
10.16	WK Kellogg Co Executive Survivor Income Plan (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.17	WK Kellogg Co Savings and Investment Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.18	Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (as amended and restated effective January 1, 2016) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.19	Amendment Number 1 to the Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.20	Amendment Number 2 to the Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023	IBRF
10.21	Amendment Number 3 to the Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.22	Spin-Off Amendment to the Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.23	Restricted Share Unit Special Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 15, 2023).	IBRF
10.24	Form of Retention Agreement and General Release (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 15, 2023).	IBRF
10.25	WK Kellogg Co Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF
10.26	Form of Restricted Share Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF
10.27	Form of Performance Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF
10.28	WK Kellogg Co Amended and Restated 2023 Long-Term Equity Incentive Plan (incorporated herein by reference to Annex B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on March 21, 2024).	IBRF
10.29	First Amendment to Credit Agreement, dated as of June 26, 2024, by and among WK Kellogg Co, WK Kellogg Canada Corp., the guarantors and lenders party thereto and Coöperatieve Rabobank U.A, as administrative agent.	E

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.30	Second Amendment to Credit Agreement, dated as of December 17, 2024, by and among WK Kellogg Co, WK Kellogg Canada Corp., the guarantors and lenders party thereto and Coöperatieve Rabobank U.A, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 23, 2024).	IBRF
19	WK Kellogg Co Insider Trading Policy adopted October 2, 2023	E
21.01	Domestic and Foreign Subsidiaries of WK Kellogg Co	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gordon Paulson to execute our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, on behalf of each member of the Board of Directors.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary Pilnick	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by David McKinstray	E
32.1	Section 1350 Certification by Gary Pilnick	E
32.2	Section 1350 Certification by David McKinstray	E
97	WK Kellogg Clawback Policy adopted November 2, 2023 (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the SEC on March 8, 2024).	IBRF
101.INS	Inline XBRL Instance Document	E
101.SCH	Inline XBRL Taxonomy Extension Schema Document	E
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	E
104	Cover Page Interactive Data file (formatted as Inline XBLR and contained in exhibit 1010)	E

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be furnished on a supplemental basis to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2025.

WK KELLOGG CO

By:	/s/	Gary Pilnick
Gary Pilnick
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Gary Pilnick Gary Pilnick	Chief Executive Officer and Chair of the Board and Director (Principal Executive Officer)	February 25, 2025

/s/ David McKinstray David McKinstray	Chief Financial Officer (Principal Financial Officer)	February 25, 2025

/s/ Lisa Walter Lisa Walter	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2025

* Wendy Arlin	Director	February 25, 2025

* R. David Banyard Jr.	Director	February 25, 2025

* Michael Corbo	Director	February 25, 2025

* Zachary Gund	Director	February 25, 2025

* Ramón Murguía	Director	February 25, 2025

* Julio Nemeth	Director	February 25, 2025

* Mindy Sherwood	Director	February 25, 2025

* By:	/s/ Gordon Paulson Gordon Paulson	Attorney-in-fact	February 25, 2025