Form 10-Q
period 2025-03-29
WK Kellogg Co
filed 2025-05-06
CIK 1959348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of April 30, 2025 — 86,262,725 shares of the registrant's common stock were outstanding

WK KELLOGG CO

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WK KELLOGG CO
CONSOLIDATED BALANCE SHEET (Unaudited)
(millions, except per share data)

	March 29, 2025	December 28, 2024
Current assets
Cash and cash equivalents	$27	$40
Accounts receivable, net	231	199
Inventories	371	353
Other current assets	23	27
Total current assets	652	619
Property, net	799	786
Operating lease right-of-use assets	120	113
Goodwill	53	53
Other intangibles	57	57
Postretirement plan assets	308	301
Other assets	27	33
Total assets	$2,016	$1,962
Current liabilities
Notes payable	$69	$51
Current maturities of long-term debt	26	24
Accounts payable	527	513
Accrued advertising and promotion	89	98
Accrued salaries and wages	31	61
Other current liabilities	94	94
Total current liabilities	836	841
Long-term debt	502	460
Long-term operating lease obligations	99	95
Deferred income taxes	83	83
Pension liability	125	124
Other liabilities	44	42
Commitments and contingencies (Note 12)
Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized Issued: 86,148,263 shares as of March 29, 2025 and 86,101,154 shares as of December 28, 2024	—	—
Capital in excess of par value	353	343
Retained earnings	19	16
Accumulated other comprehensive loss	(45)	(42)
Total equity	327	317
Total liabilities and equity	$2,016	$1,962
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(millions, except per share data)

	Quarter ended
	March 29, 2025	March 30, 2024
Net sales	$663	$707
Cost of goods sold	474	504
Selling, general and administrative expense	155	157
Restructuring costs	14	—
Operating profit	20	46
Interest expense	3	8
Other income (expense), net	5	6
Income before income taxes	22	44
Income taxes (benefit)	4	11
Net income	$18	$33
Per share amounts:
Basic earnings	$0.20	$0.38
Diluted earnings	0.20	0.37
Average shares outstanding:
Basic	86	86
Diluted	88	87
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(millions)

	Quarter ended
	March 29, 2025
	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)	$22	$(4)	$18
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during this period	—	—	—
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges arising during this period	(4)	1	(3)
Reclassification to interest expense	1	—	1
Postretirement and postemployment benefits:
Reclassification to net income:
Prior service cost	(1)	—	(1)
Comprehensive income (loss)	$18	$(3)	$15

	Quarter ended
	March 30, 2024
	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)	$44	$(11)	$33
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during this period	(3)	1	(2)
Postretirement and postemployment benefits:
Reclassification to net income:
Prior service cost	(1)	—	(1)
Comprehensive income	$40	$(10)	$30
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
(millions)

	Quarter ended March 29, 2025
	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)	shares	amount
Balance, December 28, 2024	86	$—	$343	$16	$(42)	$317
Net income	—	—	—	18	—	18
Spin-Off related adjustment	—	—	4	—	—	4
Dividends declared ($0.165 per share)	—	—	—	(14)	—	(14)
Other comprehensive income (loss)	—	—	—	—	(3)	(3)
Stock compensation	—	—	5	(1)	—	4
Share issuance	—	—	1	—	—	1
Balance, March 29, 2025	86	$—	$353	$19	$(45)	$327

	Quarter ended March 30, 2024
	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)	shares	amount
Balance, December 29, 2023	86	$—	$327	$1	$(28)	$300
Net income	—	—	—	33	—	33
Dividends declared ($0.16 per share)	—	—	—	(14)		(14)
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Stock compensation	—	—	1	—	—	1
Share issuance	—	—	1	—	—	1
Balance, March 30, 2024	86	$—	$329	$20	$(32)	$317

See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(millions)

	Year-to-date period ended
	March 29, 2025	March 30, 2024
Operating activities
Net income	$18	$33
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	22	19
Pension and postretirement plan benefit	(8)	(9)
Deferred income taxes	2	1
Stock compensation	5	1
Restructuring costs	13	—
Other	—	3
Pension plan contributions	—	(3)
Changes in operating assets and liabilities:
Trade receivables	(17)	2
Inventories	(18)	16
Accounts payable	29	(5)
Income taxes payable	2	4
Accrued advertising and promotion	(9)	(11)
Accrued salaries and wages	(31)	(21)
All other assets and liabilities	(10)	(20)
Net cash provided by (used in) operating activities	(2)	10
Investing activities
Additions to properties	(60)	(9)
Net cash provided by (used in) investing activities	(60)	(9)
Financing activities
Proceeds from borrowings under the Credit Agreement	50	—
Repayment of borrowings under the Credit Agreement	(6)	(3)
Issuances of notes payable, with maturities greater than 90 days	94	—
Reductions of notes payables, with maturities greater than 90 days	(75)	—
Net reduction of notes payable, with maturities less than or equal to 90 days	(1)	(3)
Issuances of common stock	1	1
Dividends paid	(14)	(14)
Net cash provided by (used in) financing activities	49	(19)
Effect of exchange rate changes on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	(13)	(18)
Cash and cash equivalents at beginning of period	40	88
Cash and cash equivalents at end of period	$27	$70

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$39	$20
Supplemental cash flow disclosures of non-cash financing activities:
Operating lease liabilities arising from obtaining right of use assets	$18	$36
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
for the quarter ended March 29, 2025 (unaudited)
Note 1 Accounting policies
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements reflect the results of operations, financial position and cash flows of the Company prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The unaudited interim financial information of the Company included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included within the 2024 Annual Report on Form 10-K ("2024 Annual Report").
The balance sheet information at December 28, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the quarter ended March 29, 2025 are not necessarily indicative of the results to be expected for other interim periods or the full year.
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
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows. As of March 29, 2025, $132 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 28, 2024, $132 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
Accounting standards to be adopted in future periods
Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard primarily expands the required disclosures surrounding the rate reconciliation and income taxes paid. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company will adopt the updated standard for the fiscal year ending January 3, 2026. The Company is currently evaluating the impact the adoption of this standard will have on its disclosures.
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”). This standard requires all public entities to provide additional disclosure about the nature of the expenses included in the income statement. The DISE will require disclosure about specific types of expenses included within the expense caption presented on the face of the income statement and additional disclosure about selling expenses. This standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This standard can be applied either prospectively or retrospectively. The Company intends to adopt the updated standard for the fiscal year ending January 1, 2028. The Company is currently evaluating the impact the adoption of this standard will have on its disclosures.
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
The Company has no retained interest in the receivables sold; however, the Company does have collection and administrative responsibilities for the receivables sold. The Company has not recorded any servicing assets or liabilities as of March 29, 2025 and December 28, 2024 for these agreements, as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $322 million and $307 million remained outstanding under these arrangements as of March 29, 2025 and December 28, 2024, respectively. The proceeds from these sales of receivables are included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $4 million for the quarter ended March 29, 2025, and $4 million for the quarter ended March 30, 2024. The recorded loss is included in Other income (expense), net ("OIE") in the Unaudited Consolidated Statement of Income.
A portion of cash received related to the accounts receivable monetization program is restricted as part of the Extended Terms Program collateralization agreement. As of March 29, 2025 and December 28, 2024, the amount of restricted cash was $8 million and $15 million, respectively, and is included in Cash and cash equivalents in the Unaudited Consolidated Balance Sheets.
Note 3 Equity
Earnings per share
Basic earnings (loss) per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock consist principally of unvested restricted stock units and unvested performance stock units. Computations of diluted earnings per share should not give effect to any dilutive potential shares of common stock that would have the effect of increasing earnings per share (or decreasing the loss per share). For the quarter ended March 29, 2025, the Company had approximately two million dilutive shares and no anti-dilutive shares. For the quarter ended March 30, 2024, the Company had approximately one million dilutive shares and no anti-dilutive shares. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarters ended March 29, 2025 and March 30, 2024.
Comprehensive income

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareowners. Other comprehensive income consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges, which are recorded in interest expense within the statement of income upon reclassification from Accumulated Other Comprehensive Income ("AOCI"), adjustments for net experience gains (losses) and prior service credit (costs) related to employee benefit plans, which are recorded in OIE within the statement of income upon reclassification from AOCI. The related tax effects of these items are recorded in Income taxes within the Unaudited Consolidated Statement of Income upon reclassification from AOCI.
AOCI as of March 29, 2025 and December 28, 2024 consisted of the following:

(millions)	March 29, 2025	December 28, 2024
Foreign currency translation adjustments	$(49)	$(49)
Cash flow hedges — net deferred gain (loss)	1	5
Postretirement and postemployment benefits:
Net experience gain (loss)	(2)	(2)
Prior service credit (cost)	5	4
Total accumulated other comprehensive income (loss)	$(45)	$(42)
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
These actions are expected to result in cumulative restructuring pretax charges of between $230 million and $270 million, including between $30 million and $40 million in cash costs for severance and other termination benefits and between $30 million and $40 million in other cash restructuring costs related to equipment dismantlement and other transition costs. The Company estimates between $170 million and $190 million in non-cash charges related primarily to accelerated depreciation associated with restructuring assets and asset write-offs. These charges are expected to be incurred through 2027. The amounts expected to be incurred as a result of these actions, including the timing thereof, are estimates only and subject to a number of assumptions. Actual results may differ materially from the Company's current expectations. The Company may also incur additional charges or other cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or associated with, these actions.
For the quarter ended March 29, 2025, the Company recorded total restructuring charges of $14 million recorded as Restructuring costs on the Unaudited Consolidated Statement of Income. The Company did not have any restructuring projects during the quarter ended March 30, 2024.
The table below provides the details for the charges incurred during the quarters ended March 29, 2025 and March 30, 2024 and total project costs to date:

	Quarter ended		Project costs to date
(millions)	March 29, 2025	March 30, 2024
Employee related costs	$—	$—	$20
Pension curtailment (gain) loss, net	—	—	3
Asset related costs	14	—	45
Other costs	—	—	2
Total	$14	$—	$70

Employee related costs consist of severance and other termination benefits. Pension curtailment (gain) loss consists of a curtailment loss that resulted from restructuring plan initiatives. Asset related costs consisted primarily of accelerated depreciation associated with restructuring assets, asset write-offs and impairments. Other costs incurred consist primarily of legal and consulting fees.
As of March 29, 2025 total project reserves were $20 million, related to expected severance payments and other costs of which a substantial portion will be paid in 2026. Employee related cost accruals are recorded to Other current liabilities and Other liabilities within the Unaudited Consolidated Balance Sheet. Other cost accruals are recorded to Accounts payable and Other current liabilities within the Unaudited Consolidated Balance Sheet. The following table provides details for exit cost reserves:

(millions)	Employee Related Costs	Pension curtailment (gain) loss, net	Asset Related Costs	Other Costs	Total
Liability as of December 28, 2024	$20	$—	$—	$1	$21
2025 restructuring charges	—	—	14	—	14
Cash payments	—	—	—	(1)	(1)
Non-cash charges and other	—	—	(14)	—	(14)
Liability as of March 29, 2025	$20	$—	$—	$—	$20
Note 5 Pension and postretirement benefits
The Company sponsors a pension plan in the United States and several plans in the United States and Canada that provide health care and other welfare benefits to retired employees who have met certain age and service requirements. These plans are described within the Notes to the Consolidated Financial Statements included in the 2024 Annual Report. Components of Company benefit plans (income) expense for the periods presented are included in the tables below. Excluding the service cost component, these amounts are included within OIE in the Unaudited Consolidated Statement of Income.
The following tables present the pension expense and nonpension postretirement income directly attributable to the Company for the quarters ended March 29, 2025 and March 30, 2024:
Pension

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Service cost	$2	$2
Interest cost	7	7
Expected return on plan assets	(8)	(9)
Amortization of unrecognized prior service cost	1	1
Total pension expense	$2	$1
Other nonpension postretirement

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Service cost	$1	$1
Interest cost	6	6
Expected return on plan assets	(15)	(15)
Amortization of unrecognized prior service cost	(2)	(2)
Total postretirement benefit income	$(10)	$(10)

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
March 29, 2025	$—	$—	$—
March 30, 2024	$3	$—	$3
Full year:
Fiscal year 2025 (projected)	$19	$—	$19
Fiscal year 2024 (actual)	$24	$—	$24
Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 6 Operating leases
The Company leases certain warehouses, equipment, vehicles, and office space primarily through operating lease agreements. The Company recorded operating lease costs of $7 million and $3 million for the quarters ended March 29, 2025 and March 30, 2024, respectively.

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$2
Right-of-use assets obtained in exchange for operating lease liabilities
New leases	$18	$36
Modified leases	$—	$—
At March 29, 2025 future maturities of operating leases were as follows:

(millions)	Operating leases
2025 (remaining)	$20
2026	29
2027	28
2028	22
2029	19
2030 and beyond	21
Total minimum payments	$139
Less interest	(18)
Present value of lease liabilities	$121
Weighted-average remaining lease term - operating leases	5.1 years
Weighted-average discount rate - operating leases	5.8%
During the first quarter of 2025, the Company entered into a lease agreement with an unrelated third party for a distribution center previously leased by Kellanova. The lease was subleased directly from Kellanova as outlined in the Separation and Distribution Agreement. Payments for this lease are made on a monthly basis. Prior to the execution of this lease, use of the distribution center was managed under the a transition services agreement that the Company entered into with Kellanova in connection with the Spin-Off (the "Transition Services Agreement").
The new sublease agreement executed in the first quarter of 2025 resulted in an increase to operating lease assets of $13 million, which is recorded within Operating lease assets on the Unaudited Consolidated Balance Sheet. This also resulted in an increase to operating lease liabilities of $13 million, of which $5 million is classified as short-term and included in Other current liabilities and $8 million is classified as Long-term operating lease obligations on the Unaudited Consolidated Balance Sheet.

Note 7 Debt

The following table presents the components of debt balances, net of issuance costs:

(millions)	March 29, 2025	December 28, 2024
Credit Facility term loan	$528	$484
Credit Facility notes payable	67	48
Other notes payable	2	3
Total borrowings	$597	$535

In September of 2023, the Company entered into a Credit Agreement, consisting of a $500 million term loan (the "Term Loan"), a $250 million delayed draw term loan ("Delayed Term Loans"), and a $350 million equivalent multicurrency revolving credit facility (collectively, the “Credit Facility”). During the first quarter of 2025, the Company incurred an additional $50 million of borrowings related to the Delayed Term Loans, which will amortize in equal quarterly installments of 1.25% of the principal balance beginning in September 2025 through the maturity date in September 2028. Additionally, in the first quarter of 2025, the Company made a $6 million payment on the term loan as required under the Credit Facility. Total remaining borrowings available under the Credit Facility as of March 29, 2025 was $483 million.

Note 8 Income taxes
The Company's consolidated effective tax rate for the quarter ended March 29, 2025 was 20.8%. The consolidated effective tax rate for the quarter ended March 30, 2024 was 25.9%. The Company's income tax expense is impacted by the level and mix of earnings among tax jurisdictions. The rate differed from the U.S. statutory rate primarily due to the impact of US state taxes and the impact of deductible stock compensation.
Note 9 Derivative instruments
The Company is exposed to certain market risks such as changes in interest rates, foreign currency exchange rates, and commodity price fluctuations, which exist as a part of its ongoing business operations. Management uses derivative and nonderivative financial and commodity instruments to manage these risks. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged. As a matter of policy, the Company does not engage in trading or speculative hedging transactions.
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
Total notional amounts of the Company’s derivative instruments as of March 29, 2025 and December 28, 2024 were as follows:

(millions)	March 29, 2025	December 28, 2024
Foreign currency exchange contracts	$268	$284
Commodity contracts	75	14
Interest rate contracts	350	250
Total	$693	$548

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at March 29, 2025 and December 28, 2024, measured on a recurring basis.
Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market. For the Company, level 1 financial assets and liabilities consist primarily of exchange-traded commodity derivative contracts.
Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. For the Company, level 2 financial assets and liabilities consist of interest rate swaps and over-the-counter commodity and currency contracts.
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
The following table presents assets and liabilities that were measured at fair value in the Unaudited Consolidated Balance Sheet on a recurring basis as of March 29, 2025 and December 28, 2024:
Derivatives designated as hedging instruments

	March 29, 2025			December 28, 2024
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Interest rate contracts:
Other current assets	$—	$1	$1	$—	$2	$2
Other assets	—	—	—	—	3	3
Total assets	$—	$1	$1	$—	$5	$5
Derivatives not designated as hedging instruments

	March 29, 2025			December 28, 2024
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$3	$3	$—	$4	$4
Other assets	—	—	—	—	1	1
Commodity contracts:
Other current assets	1	—	1	—	—	—
Total assets	$1	$3	$4	$—	$5	$5
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$—	$—	$—	$3	$3
Commodity contracts:
Other current liabilities	1	—	1	—	—	—
Total liabilities	$1	$—	$1	$—	$3	$3
The effect of derivative instruments on the Company's Unaudited Consolidated Statement of Income and Unaudited Consolidated Statement of Comprehensive Income for the quarters ended March 29, 2025 and March 30, 2024 was as follows:

Derivatives designated as hedging instruments

	Gain (loss) recognized in AOCI		Gain (loss) reclassified from AOCI into income		Location of gain (loss) reclassified from AOCI into income
(millions)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Interest rate contracts	$(4)	$—	$1	$—	Interest expense
During the next 12 months, the Company expects approximately $1 million of net deferred gains reported in accumulated other comprehensive income (AOCI) at March 29, 2025, to be reclassified to interest expense.
Derivatives not designated as hedging instruments
The effect of derivative instruments on the Company's Unaudited Consolidated Statement of Income for the quarters ended March 29, 2025 and March 30, 2024 was as follows:

	Gain (loss) recognized in cost of goods sold		Gain (loss) recognized in other income (expense), net
(millions)	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Commodity contracts	$1	$—	$—	$—
Foreign currency derivatives	$—	$—	$—	$—
Counterparty credit risk concentration and collateral requirements
The Company could incur losses in the event of nonperformance by counterparties to over-the-counter ("OTC") financial and commodity derivatives contracts. Management believes risk of loss with respect to derivative contracts is limited due to the use of master netting agreements with credit-ratings based collateralization requirements for OTC derivatives and the use of exchange-traded commodity contracts. As of March 29, 2025, the Company was not in a material net asset position with any OTC derivatives counterparties.
Note 10 Reportable segments

The Company manages its operations through one operating and reportable segment, engaged in the manufacturing, marketing and sales of cereal products in North America. Our products include various brands of cereal which are marketed under the Kellogg’s, Kashi and Bear Naked trade names.

Consistent with our operational structure, our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer, who makes resource allocation and business decisions on a consolidated basis. Our CODM uses consolidated single-segment net income, which is reported on the Unaudited Consolidated Statement of Income, to evaluate financial performance, allocate resources, set incentive compensation targets, as well as forecasting future period financial results. Significant segment expenses are consistent with those included within the Unaudited Consolidated Statement of Income. The measure of segment assets is reported on the Unaudited Consolidated Balance Sheet as total consolidated assets.

Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Net sales
United States	$585	$623
Canada	70	75
Other	8	9
Consolidated	$663	$707

(millions)	March 29, 2025	December 28, 2024
Long-lived assets
United States	$624	$624
Canada	142	129
Other	33	33
Consolidated	$799	$786
Note 11 Supplemental financial statement data

Unaudited Consolidated Balance Sheet

(millions)	March 29, 2025	December 28, 2024
Trade receivables	$186	$169
Allowance for expected credit losses	(1)	(1)
Other receivables	46	31
Accounts receivable, net	$231	$199
Raw materials	$49	$49
Manufacturing supplies	53	53
Materials in process	25	22
Finished goods	244	229
Inventories	$371	$353
Property, cost	$2,797	$2,754
Accumulated depreciation	(1,998)	(1,968)
Property, net	$799	$786
Obligations under Transition Services Agreement	4	8
Operating lease obligations	21	18
Income taxes payable	17	14
Other	52	54
Other current liabilities	$94	$94

Note 12 Contingencies
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
The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at March 29, 2025. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

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
Separation from Kellanova
On October 2, 2023, Kellanova (formerly known as Kellogg Company) completed the spin-off (the "Spin-Off") of its North American cereal business through the distribution of all of the shares of WK Kellogg Co (the "Company") common stock to Kellanova’s share owners. In connection with the Spin-Off, the Company entered into several agreements with Kellanova that govern the relationship of the parties following the Spin-Off and allocate between the Company and Kellanova various assets, liabilities, and obligations, including, among other things, employee benefits, intellectual property, and tax related assets and liabilities. The agreements included a Separation and Distribution Agreement, Employee Matters Agreement, Supply Agreement, Master Ownership and License Agreements regarding Patents, Trademarks and Certain Related Intellectual Property, Tax Matters Agreement and Transition Services Agreement.
Key Factors Affecting Our Business
We believe key industry and economic factors that are currently impacting our business, and which in the near term are expected to continue to impact our business, include the following:

Trade relations. The global trade environment is uncertain and rapidly evolving. During the first quarter of 2025, the U.S. government issued executive orders directing the imposition of new or increased tariffs on imports from Canada, Mexico and China, and in April 2025, issued a separate executive order imposing a 10% across-the-board tariff on imports from all countries. The U.S. could elect to further raise the tariffs should any country choose to retaliate. Currently, most of our cross-border transactions are exempt from tariffs under the suspension provided by the administration for goods eligible for duty-free trade under the United States-Mexico-Canada Agreement (“USMCA”), however, there can be no assurance that this suspension will remain in place indefinitely. Given our global supply chain operations, we are closely monitoring these actions as there remains the possibility that, at any time and with little or no prior notice, the current tariffs may be expanded, exceptions to the current tariffs could change, or new or additional retaliatory measures are taken by other countries in response to the U.S. tariffs, which could cause an increase our cost of goods sold and/or cause us to take cost-mitigation measures, including shifts in our sourcing and pricing strategies. Tariff-related costs incurred through the first quarter of 2025 were immaterial to the Unaudited Consolidated Statement of Income.

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

Actual and anticipated shifts in U.S and foreign trade, including the imposition (or threatened imposition) of new or expanded tariffs, as discussed above, combined with other fiscal policy actions taken (or under consideration) by the U.S. presidential administration, have increased macroeconomic uncertainty, including the risk of recession, and more recently have caused significant volatility in the capital markets.
The war in Ukraine and the related sanctions, along with the conflict in the Middle East, have also contributed to global economic and geopolitical uncertainty. The Company is a North American-focused company with no direct exposure to Russia, Ukraine or the Middle East. However, sanctions imposed by the United States on Russian oil and gas imports, as well as disruption to Ukraine’s wheat and other agricultural supply due to the ongoing military conflict, could cause further inflation of our commodity costs. More recently, actual and potential shifts in U.S. and foreign trade, economic and other policies, including the imposition (or threatened imposition) of tariffs, as discussed above, may lead to additional macroeconomic uncertainty.

Regulatory. Our facilities and products are subject to laws and regulations administered by the United States Food and Drug Administration (“FDA”). On April 22, 2025, the FDA announced its plan to establish a national standard and timeline for the food industry to eliminate food, drug and cosmetic colors ("FD&C colors") from manufactured food products and to accelerate authorization of new natural color additives. We currently utilize FD&C colors in certain products, in compliance with existing FDA laws and regulations. The Company is currently assessing the operational and financial impact of the FDA’s announcement, and to date, the FDA has not provided a timeline over which this phase out would take place. The elimination of FD&C colors from our products would likely increase our costs to manufacture and result in additional capital expenditures, including new equipment and costs to reconfigure our facilities and manufacturing processes to accommodate ingredients which may have different storage and other processing requirements. We have previously committed to reformulating our cereals served in K-12 schools to exclude FD&C colors and updated our innovation program to exclude FD&C colors from any new products beginning in January of 2026, and we remain committed to removing FD&C colors from the foods we manufacture today.
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

Non-GAAP Financial Measures
The non-GAAP financial measures in this Quarterly Report are supplemental measures of our performance. These non-GAAP financial measures that we provide to management and investors exclude certain items that we do not consider part of on-going operations. Our management team utilizes a combination of GAAP and non-GAAP financial measures to evaluate business results, to make decisions regarding the future direction of our business, and for resource allocation decisions, including incentive compensation. As a result, we believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance which is useful in the analysis of ongoing operating trends. All historical non-GAAP financial measures have been reconciled from the most directly comparable GAAP financial measures.

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
•Organic net sales: We adjust the GAAP net sales to exclude the impact of currency, acquisitions, divestitures and 53rd week transactions. The Company calculates the impact of currency on net sales by holding exchange rates constant at the previous year's exchange rate. We exclude the items which we believe may obscure trends in our underlying net sale performance. Management uses this non-GAAP measure to evaluate the effectiveness of the initiatives behind net sales growth, pricing realization, and the impact of mix on our business results.

•Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"): We adjust GAAP net income (loss) for: interest expense, income tax expense (benefit), depreciation and amortization expense, mark-to-market impacts from commodity and foreign currency contracts, other income (expense), net, separation costs related to the Spin-Off and business portfolio realignment and restructuring costs. Management believes that this provides a measure of operating profitability that assists in understanding baseline and historical information.
•Adjusted gross profit and adjusted gross margin: We adjust GAAP gross profit and gross margin to exclude the effect of business portfolio realignment and restructuring costs, separation costs related to the Spin-Off and mark-to-market impacts from commodity and foreign currency contracts. By providing these non-GAAP profitability measures, management believes that investors are provided with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives.
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
Significant items impacting comparability
Mark-to-market on foreign exchange, commodity hedges and pension
The Company recognizes mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. The Company recorded a pre-tax mark-to-market gain of $1 million for the quarter ended March 29, 2025. The Company did not incur any material pre-tax mark-to-market impacts for the quarter ended March 30, 2024.

Separation costs
The Company incurred pre-tax charges related to the Spin-Off, primarily related to transition costs associated with the Transition Services Agreement of $14 million for the quarter ended March 29, 2025. The Company incurred pre-

tax charges related to the Spin-Off, primarily related to transition and spin-related employee costs under the Transition Services Agreement of $9 million for the quarter ended March 30, 2024.

Business portfolio realignment and restructuring costs
The Company incurred restructuring and non-restructuring costs related to a reconfiguration of its supply chain network designed to drive increased productivity, resulting in pre-tax charges of $17 million for the quarter ended March 29, 2025. The Company incurred pre-tax non-restructuring costs related to a reconfiguration of its supply chain network designed to drive increased productivity of $1 million quarter ended March 30, 2024.

Other (income) expense, net
The Company excludes the impact of all non-operating items from its Adjusted EBITDA calculation, which primarily includes pension-related (income) expense, net and financing fees. As a result, other income of $5 million was excluded for the quarter ended March 29, 2025. Other income of $6 million was excluded for the quarter ended March 30, 2024

Foreign currency translation
We evaluate our net sales on a currency-neutral basis. We determine currency-neutral net sales results by dividing or multiplying, as appropriate, the current-period local currency net sales results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.

Net Income
The following tables provide an analysis of net income and earnings per share performance for the quarters ended March 29, 2025 and March 30, 2024:

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Reported net income	$18	$33
Interest expense	3	8
Income tax expense (benefit)	4	11
Depreciation and amortization expense	22	19
EBITDA	$47	$71
(Gain) loss on mark-to-market foreign exchange and commodity hedges	(1)	—
Other (income) expense, net	(5)	(6)
Separation costs	14	9
Business portfolio realignment and restructuring costs	17	1
Adjusted EBITDA	$72	$75
Note: Tables may not foot due to rounding.
Business portfolio realignment and restructuring costs include approximately $14 million of restructuring costs.

Reported net income for the quarter ended March 29, 2025 decreased approximately 45% compared to the prior year quarter as a result of incremental business and portfolio alignment costs of $16 million related to our supply chain modernization restructuring initiative and incremental separation costs of $5 million to stand-up a dedicated IT infrastructure post Spin-Off, offset by corresponding tax impacts. After excluding the impacts of income tax expense, interest expense and depreciation, EBITDA decreased 34% compared to the prior year quarter. Adjusted EBITDA, which excludes the impacts of mark-to-market, other (income) expense, business portfolio realignment and restructuring costs and separation costs, decreased 4% compared to the prior year quarter.

Margin performance
Our gross profit and gross profit margin performance for the quarters ended March 29, 2025 and March 30, 2024 were as follows:

Quarter ended	March 29, 2025		March 30, 2024		GM change vs. prior year (pts.)
(millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$189	28.5%	$203	28.7%	(0.2)
(Gain) loss on mark-to-market foreign exchange and commodity hedges	(1)	(0.1)%	—	—%	(0.1)
Separation costs	4	0.6%	3	0.4%	0.2
Business portfolio realignment and restructuring costs	3	0.4%	1	0.1%	0.3
Adjusted	$195	29.4%	$207	29.2%	0.2
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter decreased 20 basis points compared to prior year-quarter, driven by incremental separation costs and business portfolio realignment and restructuring costs of $3 million. Adjusted gross margin, which excludes mark-to-market impacts on commodities and foreign exchange hedges, business portfolio realignment and restructuring costs and separation costs increased 20 basis points versus prior year quarter, driven by increased operational effectiveness within our supply chain.

Net sales

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Reported net sales	$663	$707
Foreign currency impact	4	—
Organic net sales	$667	$707

% change - 2025 vs. 2024:
Reported net sales growth	(6.2)%
Foreign currency impact	0.6%
Organic growth	(5.6)%
Volume (tonnage)	(8.6)%
Pricing/mix	3.0%
Note: Tables may not foot due to rounding.
Reported net sales for the quarter ended March 29, 2025 decreased approximately 6.2% compared to the prior year quarter. After excluding the impact of foreign currency, organic net sales decreased approximately 5.6%. Volume declined approximately 8.6% compared to the prior year quarter, reflecting price elasticity. This decline in volume was partially offset by revenue growth management initiatives, resulting in favorable price/mix of 3.0%.

Selling, general and administrative expense

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Selling, general & administrative expense	$155	$157

% change - 2025 vs. 2024:
Selling, general & administrative expense increase (decrease)	(1.3)%
Selling, general and administrative expense for the quarter ended March 29, 2025 was $155 million compared to $157 million during the quarter ended March 30, 2024. The Company saw a slight decrease in advertising and promotion expense of $5 million due to timing of promotional expenses, which was offset by incremental separation costs of $5 million as the Company incurred additional expenses to stand-up a dedicated IT infrastructure post Spin-Off. Selling, general and administrative expense for the quarters ended March 29, 2025 and March 30, 2024 was 23% and 22% of net sales, respectively.
Other income (expense), net
Other income (expense), net consists primarily of pension and postretirement benefit plan related mark-to-market, interest cost, expected return on plan assets, and company financial fees. For the quarter ended March 29, 2025 and March 30, 2024, other income (expense), net was $5 million and $6 million, respectively.
Income taxes
The Company's consolidated effective tax rate for the quarter ended March 29, 2025 was 20.8%. The consolidated effective tax rate for the quarter ended March 30, 2024 was 25.9%. The Company's income tax expense is impacted by the level and mix of earnings among tax jurisdictions. The rate differed from the U.S. statutory rate in both periods primarily due to the impact of US state taxes and the impact of deductible stock compensation.

Restructuring
On July 31, 2024, the Board of Directors of the Company approved a reorganization plan in connection with the Company's strategic priority to modernize its supply chain. Under this reorganization plan, herein referred to as the restructuring plan, the Company will consolidate its manufacturing network by closing its Omaha, Nebraska plant, with a phased reduction in production beginning in late 2025 and full closure targeted by the end of 2026, and scaling back production (which includes a reduction in the number of manufacturing platforms) at its Memphis, Tennessee facility, commencing in late 2025. The restructuring plan was communicated to impacted employees on August 6, 2024 and remains subject to the satisfaction of certain collective bargaining obligations. The actions under the restructuring plan are expected to be substantially completed by the end of fiscal year 2026. Currently, this project is progressing on schedule, resulting in increase in unconditional purchase obligations of approximately $10 million as of March 29, 2025 compared to the prior year-end, as previously disclosed in our Form 10-K.
These actions are expected to result in cumulative restructuring pretax charges of between $230 million and $270 million, including between $30 million and $40 million in cash costs for severance and other termination benefits and between $30 million and $40 million in other cash restructuring costs related to equipment dismantlement and other transition costs. The Company estimates between $170 million and $190 million in non-cash charges related primarily to accelerated depreciation associated with restructuring assets and asset write-offs. These charges are expected to be incurred through 2027. The amounts expected to be incurred as a result of these actions, including the timing thereof, are estimates only and subject to a number of assumptions. Actual results may differ materially from the Company's current expectations. The Company may also incur additional charges or other cash expenditures not currently contemplated due to unanticipated events that may occur as a result of, or associated with, these actions.
For the quarter ended March 29, 2025, the Company recorded total restructuring charges of $14 million recorded as Restructuring costs on the Unaudited Consolidated Statement of Income. These charges consisted of asset related costs which include accelerated depreciation and asset write-off and impairment charges, employee severance and other termination benefits, pension curtailment loss, and legal and consulting fees. The Company did not have any restructuring projects during the quarter ended March 30, 2024.

Liquidity and capital resources
In September of 2023, the Company entered into a Credit Agreement, consisting of a $500 million term loan (the "Term Loan"), a $250 million delayed draw term loan, and a $350 million equivalent multicurrency revolving credit facility (collectively, the “Credit Facility”). During the quarter ended March 29, 2025, the Company borrowed an additional $50 million pursuant to the delayed draw term loan available under the Credit Facility. These borrowings will amortize in equal quarterly installments of 1.25% beginning in September 2025 through the maturity date in September 2028. As of March 29, 2025, outstanding borrowings under the Credit Facility, net of debt issuance costs, were $595 million, of which $93 million was recognized as a current liability. As of March 29, 2025, there was an additional $483 million of borrowing capacity under the Credit Facility.
Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations and on our ability to obtain debt financing on acceptable terms. Management believes that our cash balances and funds provided by operating activities, along with borrowing capacity under the Credit Facility and access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt that was incurred in connection with the Spin-Off, (ii) adequate liquidity to fund capital expenditures primarily utilized in manufacturing our products, and (iii) flexibility to meet investment opportunities that may arise. However, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings, including the lowering of any of our credit ratings, or absence of a credit rating, (2) the liquidity of the overall capital markets and (3) the future state of the U.S. and global economy, including as a result of U.S. and foreign trade relations and fiscal policy uncertainty and, accordingly, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future, or at all.

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
The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	March 29, 2025	March 30, 2024
Net cash provided by (used in):
Operating activities	(2)	$10
Investing activities	(60)	(9)
Financing activities	49	(19)
Effect of exchange rates on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	$(13)	$(18)

Operating activities
Net cash flow provided by (used in) operating activities for the quarter ended March 29, 2025, decreased to $(2) million, compared to $10 million in the prior year quarter. The change was primarily driven by a reduction in net income and cash flow changes in overall core working capital (accounts receivable, accounts payable and inventories) as a result of timing of production.
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

	Year-to-date period ended
(millions)	March 29, 2025	March 30, 2024
Net cash provided by operating activities	$(2)	$10
Additions to properties	(60)	(9)
Free cash flow	$(62)	$1

Investing activities
Net cash used in investing activities was $60 million for the quarter ended March 29, 2025 compared to $9 million in the prior year quarter due to incremental capital spending related to our supply chain optimization restructuring project.

Financing activities
Net cash provided by financing activities for the quarter ended March 29, 2025 was $49 million compared to net cash used in financing activities of $19 million for the quarter ended March 30, 2024. The increase is primarily driven by an additional borrowing of $50 million under the Credit Facility.

In May of 2025 the Board of Directors of the Company declared a dividend of $0.165 per share of common stock, payable on June 13, 2025 to shareowners of record as of the close of business on May 30, 2025.
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

The Company has no retained interest in the receivables sold; however, the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of March 29, 2025 and December 28, 2024 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements. Accounts receivable sold of $322 million and $307 million remained outstanding under these arrangements as of March 29, 2025 and December 28, 2024, respectively. The proceeds from these sales of receivables are included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $4 million for the quarter ended March 29, 2025 and $4 million for the quarter ended March 30, 2024. The recorded loss is included in Other income (expense), net, on the Unaudited Consolidated Statement of Income.

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

The payment of these obligations by the Company is included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows. As of March 29, 2025, $132 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 28, 2024, $132 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.

Critical accounting estimates
We have included a summary of our critical accounting estimates in our 2024 Annual Report. There have been no material changes to the summary provided therein.

Forward-looking statements
This Quarterly Report contains a number of “forward-looking statements” with expectations concerning, among other things, sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; the results of the Spin-Off; our strategy, financial principles, and plans; initiatives, improvements and growth; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact and results of the restructuring; the impact of accounting changes and significant accounting estimates; the impact of new or expanded tariffs, including on the macroeconomic environment; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning or the negative thereof. For example, forward-looking statements are found in several sections of this MD&A. Our actual results or activities may differ materially from these predictions.

Our future results could be affected by a variety of other factors, including, among others, a decline in demand for ready-to-eat cereals; the applicability, timing, magnitude and duration of new or expanded tariffs imposed on imports from, and exports to, Canada and Mexico; supply chain disruptions and increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic, trade policies and regulations, and market conditions; consumers’ perception of our brands or company; business disruptions; our ability to drive our growth targets to increase revenue and profit; our failure to achieve our targeted cost savings and efficiencies from cost reduction initiatives; our failure to achieve the expected benefits from our supply chain modernization efforts; unanticipated costs and negative financial and other impacts of our planned network consolidation; strategic acquisitions, alliances, divestitures or joint ventures or organic growth opportunities we may pursue in the future; material disruptions at one of our facilities; our ability to attract, develop and retain the highly skilled people we need to support our business; a shortage of labor, our failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations that could increase labor costs; an increase in our post-retirement benefit-related costs and funding requirements caused by, among other things, volatility in the financial markets, changes in interest rates and actuarial assumptions; our inability to obtain sufficient capital to grow our business and to increase our revenues; an impairment of the carrying value of goodwill or other acquired intangibles; increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor; increases in transportation costs and reduced availability of, or increases in, the price of oil or other fuels; competition, including with respect to retail and shelf space; the changing retail environment and the growing presence of alternative retail channels; the successful development of new products and processes; adverse changes in the global climate or extreme weather conditions; and other risks and uncertainties described in Part I, Item 1A of our 2024 Annual Report. Forward-looking statements speak only as of the date of this Quarterly Report, and we undertake no obligation to publicly update them except as required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 9 within the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report for further information on our derivative financial and commodity instruments.

Refer to disclosures contained within Part I, Item 7A of our 2024 Annual Report for information about market risk to which we are exposed. There have been no material changes in the Company’s market risk during the quarter ended March 29, 2025.

Item 4. Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period ending March 29, 2025. Based upon our evaluation, our CEO and our CFO have concluded that, as of the period ending March 29, 2025, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 29, 2025, we implemented an enterprise resource planning (ERP) system upon exit of our transition services agreement with Kellanova. Consequently, the control environment has been modified to incorporate the controls contained within our new ERP system. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2024 Annual Report. The risk factors disclosed in the 2024 Annual Report in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition, or results.
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
Date: May 6, 2025