Form 10-K/A
period 2024-12-28
WK Kellogg Co
filed 2025-08-07
CIK 1959348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
(Amendment No. 1)
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W.K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business of June 28, 2024 was approximately $1.4 billion based on the closing price of $16.14 for one share of common stock, as reported by the New York Stock Exchange on June 28, 2024.
As of July 30, 2025, 86,416,394 shares of the common stock of the registrant were outstanding.

Unless otherwise specified or indicated by the context, references herein to the “Company,” “we,” “us” and “our” refer to WK Kellogg Co and its subsidiaries.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) amends and restates certain items in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, initially filed with the Securities and Exchange Commission (the "SEC") on February 25, 2025 (the "Original Form 10-K").

In this Form 10-K/A, the Company is restating its previously issued audited consolidated financial statements as of and for the fiscal years ended December 28, 2024, as well as the related unaudited quarterly financial information for each of the fiscal quarters ended March 30, 2024, June 29, 2024, and September 28, 2024, as further described below.

In addition, the Company intends to file an amendment to its Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, originally filed with the SEC on May 6, 2025.

The Company does not intend to amend any other reports previously filed with the SEC. Accordingly, investors and other readers should rely only on the financial information and related disclosures regarding the periods described above (the “Affected Periods”) in this Form 10-K/A and in any other future filings with the SEC (as applicable) and should not rely on any previously furnished or filed reports, press releases, investor presentations or similar communications relating to the Affected Periods.

Items Amended in this Filing

This Form 10-K/A amends and restates the following items of the Original Form 10-K:

•Part I – Item 1A. Risk Factors.
•Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Part II – Item 8. Financial Statements and Supplementary Data
•Part II – Item 9A. Controls and Procedures.
•Part IV – Item 15. Exhibits and Financial Statement Schedules.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications specified in Rule 13a-14 under the Exchange Act from the Company’s Chief Executive Officer and its Chief Financial Officer, dated as of the date hereof, are being filed or furnished, as applicable, with this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, and an updated Consent of Independent Registered Public Accounting Firm is being filed as Exhibit 23.01. This Form 10-K/A also includes an updated Report of Independent Registered Public Accounting Firm and updated signature page.

This Form 10-K/A includes only those items and exhibits to the Original Form 10-K that are being amended and restated in connection with the matters described herein, and unaffected items and exhibits are not included herein. This Form 10-K/A should be read in conjunction with the Original Form 10-K and our filings with the SEC subsequent to the Original Form 10-K, together with any amendments to those filings.

Except as otherwise provided, the disclosures in this Form 10-K/A are made as of the date of the Original Form 10-K and do not reflect any events that occurred after the date of the Original Form 10-K or modify or update any other disclosures in the Original Form 10-K affected by subsequent events. As such, forward-looking statements included in this Form 10-K/A may represent management’s views as of the date of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter.

Restatement Background

As described in the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2025, while preparing its second quarter 2025 consolidated financial statements, the Company identified an error in the Company’s historical consolidated financial statements for the quarter and year-to-date periods ended December 30, 2023, March 30, 2024, June 29, 2024, September 28, 2024 and December 28, 2024, that caused understatements of Inventory, overstatements of Cost of goods sold, and corresponding Income tax impacts to the resulting increase in net income (the “Error”). The Company determined that the Error originated from discrete reporting processes established at the time of the spin-off from Kellanova and related to inventory adjustments that inadvertently double-counted certain manufacturing expenses. The Error had no cash impact and no impact on manufacturing operations.

Additionally, the Company is correcting certain items that were previously identified and concluded as immaterial, individually and in the aggregate, to its consolidated financial statements as of and for the fiscal year ended December 28, 2024. These items primarily relate to cash, notes payable and accounts payable misclassifications. Therefore management is restating for the Error and immaterial items in the accompanying consolidated financial statements for the year ended December 28, 2024 and revising for the Error in the accompanying financial statements for the year ended December 30, 2023.

As a result, (i) the audited consolidated financial statements of the Company as of and for the fiscal year ended December 28, 2024, included in the Original Form 10-K and (ii) the unaudited consolidated financial statements of the Company as of and for each of the fiscal quarters ended March 30, 2024, June 29, 2024 and September 28, 2024, included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 7, 2024, August 6, 2024 and November 7, 2024, respectively, are being restated.

Internal Control Considerations

The Error and the related restatements were the result of a material weakness in the Company’s internal control over financial reporting. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of December 28, 2024, and the Company’s disclosure controls and procedures were not effective as of December 28, 2024, March 29, 2025, and June 28, 2025. See Part II – Item 9A. Controls and Procedures, in this Form 10-K/A for additional information related to this material weakness in internal control over financial reporting and the planned remedial measures.

3

WK KELLOGG CO

Forward-Looking Statements. This Form 10-K/A contains a number of “forward-looking statements” with expectations concerning, among other things, the results of the Spin-Off (as defined in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations); our strategy, financial principles, and plans; initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; the impact of new or increased tariffs; the expected outcome and cost of the restructuring plan associated with our supply chain modernization initiative; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our actual results or activities may differ materially from these predictions.

Our future results could be affected by a variety of other factors, including a decline in demand for ready-to-eat cereals; the timing, magnitude and duration of new or increased tariffs imposed on imports from and exports to Canada and Mexico; supply chain disruptions, increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic, trade policies and regulations and market conditions; consumers’ perception of our brands or company; business disruptions; our ability to drive our growth targets to increase revenue and profit; our failure to achieve our targeted cost savings and efficiencies from cost reduction initiatives; strategic acquisitions, alliances, divestitures or joint ventures or organic growth opportunities we may pursue in the future; material disruptions at one of our facilities; our ability to attract, develop and retain the highly skilled people we need to support our business; a shortage of labor, our failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations that could increase labor costs; an increase in our post-retirement benefit-related costs and funding requirements caused by, among other things, volatility in the financial markets, changes in interest rates and actuarial assumptions; our inability to obtain sufficient capital to grow our business and to increase our revenues; an impairment of the carrying value of goodwill or other acquired intangibles; increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor; increases in transportation costs and reduced availability of, or increases in, the price of oil or other fuels; competition, including with respect to retail and shelf space; the changing retail environment and the growing presence of alternative retail channels; the successful development of new products and processes; adverse changes in the global climate or extreme weather conditions; adverse financial and other impacts as a result of a product liability, consumer fraud or similar case; the impact of the restatements of our previously issued financial statements on our reputation and relationships with investors, suppliers, customers and other parties; our ability to remediate the material weakness in our internal control over financial reporting in a timely manner; and other risks and uncertainties described in Part I, Item 1A, Risk Factors. Forward-looking statements speak only as of the date of the Original Form 10-K, or if otherwise provided, the date of the Form 10-K/A, and we undertake no obligation to publicly update them except as required by law.

PART I
ITEM 1A. RISK FACTORS
In addition to the factors discussed elsewhere in the Original Form 10-K, as amended by this Form 10-K/A, the following risks and uncertainties could materially or adversely affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially or adversely affect our business, financial condition and results of operations.

Except for the risk factors below titled, “The restatements of our previously issued financial statements have subjected us to additional costs, risks and uncertainty and may also harm our reputation and negatively impact our relationships with investors, suppliers, customers and other parties,” “We have identified a material weakness in our internal control over financial reporting and, if we fail to remediate this material weakness in a timely manner or at all, we may not be able to comply with our financial reporting obligations, which could expose us to additional legal and business risks and uncertainties” and “If we fail to design and maintain effective internal controls in the future, we may not be able to report our financial results accurately or timely or to prevent or detect fraud,” this Item 1A. Risk Factors has not been updated to reflect developments occurring subsequent to the Original Form 10-K, filed with the SEC on February 25, 2025.

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
•the impact of the restatements of our previously issued financial statements on our reputation and relationships with investors, suppliers, customers and other parties;
•our ability to remediate the material weakness in our internal control over financial reporting in a timely manner;
•if we fail to design and maintain effective internal controls in the future, we may not be able to report our financial results accurately or timely or to prevent or detect fraud;
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

The restatements of our previously issued financial statements have subjected us to additional costs, risks and uncertainty and may also harm our reputation and negatively impact our relationships with investors, suppliers, customers and other parties.
As discussed above in the Explanatory Note to this Form 10-K/A, we determined that our previously-issued audited consolidated financial statements as of and for the fiscal year ended December 28, 2024 and our quarterly financial information for each of the fiscal quarters ended March 30, 2024, June 29, 2024, September 28, 2024 and March 29, 2025 required restatement to correct an error we identified related to inventory adjustments that inadvertently double-counted certain manufacturing expenses and caused understatements of Inventory and overstatements of Cost of goods sold. Assessment of the error and the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures, the resulting restatements of our financial statements for the impacted periods, and the ongoing process of remediating the material weakness in our internal control over financial reporting may have diverted management’s attention and have caused us to incur unanticipated expenses for legal and accounting fees in connection with the restatements. The restatements could also cause investors to lose confidence in our financial reporting and harm our reputation and negatively impact our relationships with investors, suppliers, customers and other parties, which in turn, could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects. We may face potential litigation or regulatory inquiries in connection with or related to the restatement and associated material weakness, including claims involving the U.S. federal securities laws. Any litigation and/or regulatory inquiries may divert management’s time and attention and, regardless of their outcome, we could incur significant legal and other costs of defense. See “
Potential liabilities and costs from litigation could adversely affect our business" below.

We have identified a material weakness in our internal control over financial reporting and, if we fail to remediate this material weakness in a timely manner or at all, we may not be able to comply with our financial reporting obligations, which could expose us to additional legal and business risks and uncertainties.
As further discussed in Part II – Item 9A. “Controls and Procedures” of this Form 10-K/A, we identified a material weakness in the Company’s internal control over financial reporting as of December 28, 2024. As a result of the material weakness, management has concluded that our internal control over financial reporting was not effective as of December 28, 2024. While we are actively engaged in the process of designing and implementing a plan, including appropriate controls, to remediate the identified material weakness, there can be no assurance that our actions will fully remediate the material weakness in a timely manner, if at all. The implementation of remediation measures will require validation and testing of the design and operating effectiveness of the respective controls over several financial reporting cycles. If the actions we take do not sufficiently remediate the material weakness in a timely manner, our ability to record, process and report financial information accurately could be adversely affected, and there may continue to be a reasonable possibility that these control deficiencies, or others, could result in an additional material misstatement of our financial statements that would not be prevented or detected on a timely basis. If this occurs, it could jeopardize our ability to comply with our financial reporting obligations, including under SEC rules and regulations and New York Stock Exchange ("NYSE") listing standards, and expose us to additional risks as further discussed below.

If we fail to design and maintain effective internal controls in the future, we may not be able to report our financial results accurately or timely or to prevent or detect fraud.
In accordance with Section 404 of the Sarbanes-Oxley Act, our management is required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in our annual reports on Form 10-K and our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. As noted above and discussed in Part II – Item 9A. “Controls and Procedures” of this Form 10-K/A, we identified a material weakness in our internal control over financial reporting as of December 28, 2024, and as a result, management has determined that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 28, 2024. While we are actively in the process of designing appropriate controls to address this material weakness, there can be no assurance that these actions will fully remediate the material weakness in a timely manner or that there will not be additional material weaknesses in our internal control over financial reporting in the future. Further, if we are unable to remediate the identified material weakness in a timely manner, or at all, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures in the future, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to stockholder litigation or investigations by the New York Stock Exchange ("NYSE"), the SEC or other regulatory authorities, which could require additional financial and management resources and harm our reputation. In addition, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our financial statements, a decline in our stock price, failure to comply with the NYSE’s continued listing requirements, which could result in the suspension or delisting of our common stock from the NYSE, and could in turn have a material adverse effect on our business, financial condition and results of operations.
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

PART II
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

Restatement of Previously Issued Financial Statements
As discussed in the “Explanatory Note” above, the Company has restated its consolidated financial statements as of and for the fiscal year ended December 28, 2024 and revised its consolidated financial statements as of and for the fiscal year ended December 30, 2023. As a result, the previously reported financial information as of and for the fiscal year ended December 28, 2024 and December 30, 2023 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to reflect the restatement. See the section entitled “Restatement of Previously Issued Consolidated Financial Statements” in Note 1 “Description of the Company and Basis of Presentation” and Note 17 “Unaudited Quarterly Financial Data” to the Consolidated Financial Statements contained in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K/A for further detail regarding the restatement, including descriptions of the adjustments and the impacts on our consolidated financial statements

Other than the effect of the restatement and revisions noted above, this section has not been otherwise modified and does not reflect any information or events occurring after February 25, 2025, the filing date of the Original Form 10-K, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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
Non-GAAP Financial Measures
The non-GAAP financial measures in this Form 10-K/A are supplemental measures of our performance. These measures that we provide to management and investors exclude certain items that we do not consider part of on-going operations. Our management team utilizes a combination of GAAP and non-GAAP financial measures to evaluate business results, to make decisions regarding the future direction of our business, and for resource allocation decisions, including incentive compensation. As a result, we believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance and analysis of ongoing operating trends. All historical non-GAAP financial measures have been reconciled from the most directly comparable U.S. Generally Accepted Accounting Principles (GAAP) financial measures.

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

Net income
The following tables provide an analysis of net income performance for the years-ended December 28, 2024, December 30, 2023 and December 31, 2022:

	2024	2023	2022
(millions)	(As Restated)
Reported net income (loss)	$81	$112	$(25)
Interest expense	30	10	—
Income tax expense (benefit)	15	36	(1)
Depreciation and amortization expense	78	66	68
EBITDA	$204	$224	$42
(Gain) Loss on mark-to-market on foreign exchange and commodity hedges	(1)	3	9
Other (income) expense (b)	(5)	(63)	101
Separation costs	29	102	26
Business portfolio realignment and restructuring costs (a)	60	4	6
Adjusted EBITDA	$287	$270	$184
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

Reported net income decreased approximately 28% for the year ended December 28, 2024 primarily driven by an increase in interest expense of $20 million, an unfavorable change in pension income of $39 million and increase of restructuring costs of $56 million related to our supply chain modernization initiatives, mitigated by a decrease in separation costs of $73 million. After excluding the impacts of interest expense, income tax expense and depreciation, our EBITDA decreased 9% compared to the prior year. Adjusted EBITDA, which excludes the impacts of mark-to-market, other (income) expense and restructuring and separation costs, increased 6%, primarily driven by increased operational effectiveness within our supply chain network.

Reported net income for the year ended December 30, 2023 increased approximately 548% from the prior year primarily driven by a favorable change in pension income of $167 million compared to the prior year. After excluding the impacts of income tax expense and depreciation, our EBITDA increased 433% compared to the prior year. Adjusted EBITDA, which excludes the impacts of mark-to-market, other (income) expense and restructuring and separation costs, increased 46%, primarily driven by the impact of productivity and revenue growth management initiatives.
Margin performance
Our gross profit and gross profit margin performance for the years-ended December 28, 2024 and December 30, 2023 is as follows:

	2024		2023		GM change vs. prior year (pts.)
	(As Restated)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$804	29.7%	$757	27.4%	2.3
(Gain) Loss on mark-to-market on foreign exchange and commodity hedges	(1)	(0.1)%	3	0.1%	(0.2)
Separation costs	8	0.3%	21	0.8%	(0.5)
Business portfolio realignment and restructuring costs	7	0.3%	4	0.1%	0.2
Adjusted	818	30.2%	785	28.4%	1.8
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year increased 230 basis points due primarily to increased operational effectiveness within our supply chain network and a decrease of $13 million in separation costs when compared to the prior year. Adjusted gross margin increased 180 basis points after excluding mark-to-market impacts on commodity and exchange rate hedges, separation costs and restructuring charges.

Our gross profit and gross profit margin performance for the years-ended December 30, 2023 and December 31, 2022 is as follows:

	2023		2022		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$757	27.4%	$631	23.4%	4.0
(Gain) Loss on mark-to-market on foreign exchange and commodity hedges	3	0.1%	9	0.3%	(0.2)
Separation costs	21	0.8%	3	0.2%	0.6
Business portfolio realignment and restructuring costs	4	0.1%	8	0.3%	(0.2)
Adjusted	$785	28.4%	651	24.2%	4.2
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year ended December 30, 2023 increased 400 basis points versus the prior year due primarily to the impact of productivity and revenue growth management initiatives. Adjusted gross margin increased 420 basis points after excluding $6 million of unfavorable comparative mark-to-market impacts on commodity and exchange rate hedges, and an incremental $14 million of separation and restructuring charges.

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

Income Tax Expense
WK Kellogg Co’s consolidated effective tax rate for the years-ended December 28, 2024, December 30, 2023 and December 31, 2022 was 16.4%, 24.3% and 5.7%, respectively. The effective tax rate for 2024 was impacted by non-recurring benefits in state and local income taxes associated with the revaluation of our deferred tax liabilities. The effective tax rate for 2023 increased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably an increase in U.S. pre-tax earnings.
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

The following table sets forth a summary of our cash flows:

(dollars in millions)	2024	2023
	(As Restated)
Net cash provided by (used in):
Operating activities	$107	$422
Investing activities	(129)	(146)
Financing activities	(16)	(188)
Effect of exchange rates on cash and cash equivalents	(4)	1
Net increase (decrease) in cash and cash equivalents	$(42)	$89
Operating activities
Cash flow from operating activities for the year ended December 28, 2024, decreased to $107 million, compared to $422 million in the prior year. This decrease is primarily due to $154 million in cash flow changes to working capital (accounts receivable, inventories and accounts payable) as the Company had not yet reached a mature level of working capital post-spin in the prior year. Additionally there were spin-related items that were settled during 2024, including $39 million of transition payable reimbursements to Kellanova for various item paid on our behalf prior to Spin-Off and $45 million of payments related to the Transition Services Agreement. The Company also contributed an additional $24 million to their defined benefit pension plans in 2024.
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
Estimated severance payments as of December 28, 2024, which related to our supply chain modernization project, can be found in Note 5 "Restructuring" to the Consolidated Financial Statements contained in this Form 10-K/A.
A summary of our operating and finance lease obligations as of December 28, 2024 can be found in Note 7 “Leases and Other Commitments” to the Consolidated Financial Statements contained in this Form 10-K/A.
A summary of principal payments for long-term debt as of December 28, 2024 can be found in Note 8 “Debt” to the Consolidated Financial Statements contained in this Form 10-K/A.
Interest payments are estimated to be approximately $62 million in 2025, $44 million in 2026, $41 million in 2027 and $28 million in 2028.
A summary of our pension and postretirement benefit obligations as of December 28, 2024 can be found in Note 10 “Pension and Postretirement Benefits” and Note 11 "Postemployment Benefits” to the Consolidated Financial Statements contained in this Form 10-K/A.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WK Kellogg Co

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of WK Kellogg Co and its subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, and the related consolidated statements of income (loss), comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 28, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over an inventory variance related account.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2024 financial statements to correct misstatements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 28, 2024. However, management has subsequently determined that a material weakness in internal control over financial reporting that existed as of that date related to the Company not designing and maintaining effective controls over an inventory variance related account. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 25, 2025, except for the effects of the restatement and revision discussed in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Annual Report on Internal Control over Financial Reporting, as to which the date is August 7, 2025

We have served as the Company's auditor since 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WK Kellogg Co
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(millions, except per share data)	2024	2023	2022
	(As Restated)
Net sales	$2,708	$2,763	$2,695
Cost of goods sold	1,904	2,006	2,064
Selling, general and administrative expense	631	662	556
Restructuring costs	53	—	—
Operating profit	$120	$95	$75
Interest expense	30	10	—
Other income (expense), net	$6	$63	$(101)
Income (loss) before income taxes	96	148	(26)
Income taxes	15	36	(1)
Net income (loss)	$81	$112	$(25)
Per share amounts(a):
Basic and diluted earnings	$0.94	$1.31	$(0.29)
Diluted	$0.91	$1.31	$(0.29)
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
Refer to Notes to Consolidated Financial Statements.

WK Kellogg Co
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2024			2023			2022
	(As Restated)
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)	$96	$(15)	$81	$148	$(36)	$112	$(26)	$1	$(25)
Other comprehensive income:
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	(14)	—	(14)	3	(1)	2	(1)	—	(1)
Cash flow hedges:
Net deferred gain (loss)	5	(1)	4	—	—	—	—	—	—
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss (gain)	(2)	—	(2)	—	—	—	—	—	—
Prior service cost (credit)	3	(1)	2	—	—	—	—	—	—
Reclassification to net income:
Prior service cost (credit)	(6)	2	(4)	1	—	1	—	—	—
Comprehensive income (loss)	$82	$(15)	$67	$152	$(37)	$115	$(27)	$1	$(26)
Refer to Notes to Consolidated Financial Statements.

WK Kellogg Co
CONSOLIDATED BALANCE SHEETS

(millions, except share data)	2024	2023
	(As Restated)
Current assets
Cash and cash equivalents	$47	$89
Accounts receivable, net	199	244
Inventories	367	348
Other current assets	27	28
Total current assets	640	709
Property, net	786	739
Operating lease right-of-use assets	113	18
Goodwill	53	53
Other intangibles	57	57
Postretirement plan assets	301	283
Other assets	33	33
Total assets	$1,983	$1,892
Current liabilities
Current maturities of long-term debt	$24	$8
Notes payable	51	4
Accounts payable	520	541
Accrued advertising and promotion	98	121
Accrued salaries and wages	61	57
Other current liabilities	97	106
Total current liabilities	851	837
Long-term debt	460	487
Operating lease liabilities	95	12
Deferred income taxes	83	106
Pension liability	124	135
Other liabilities	42	13
Commitments and contingencies (Note 14)
Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized Issued: 86,101,154 shares in 2024 and 85,812,883 shares in 2023	—	—
Capital in excess of par value	343	327
Retained earnings	27	3
Accumulated other comprehensive income (loss)	(42)	(28)
Total equity	328	302
Total liabilities and equity	$1,983	$1,892
Refer to Notes to Consolidated Financial Statements.

WK Kellogg Co
CONSOLIDATED STATEMENTS OF EQUITY

(millions)	Common stock		Net parent investment	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
	shares	amount
Balance, January 1, 2022	—	$—	$607		$—	$(37)	$570
Net income (loss)			(25)				(25)
Net transfer (to)/from Kellanova			143				143
Other comprehensive income (loss)						(1)	(1)
Balance, December 31, 2022	—	$—	$725	$—	$—	$(38)	$687
Net income (loss)			95		17		112
Dividend paid to Kellanova			(663)				(663)
Net transaction with Kellanova, including separation adjustment			163			7	170
Reclassification of net parent investment to Common stock and capital in excess of par value	86		(320)	320			—
Dividends declared ($0.16 per share)					(14)		(14)
Other comprehensive income (loss)						3	3
Stock compensation				6			6
Share issuances				1			1
Balance, December 30, 2023	86	$—	$—	$327	$3	$(28)	$302
Net income (loss) (as restated)					81		81
Spin-Off related adjustments				(3)			(3)
Dividends declared ($0.64 per share)					(55)		(55)
Other comprehensive income (loss)						(14)	(14)
Stock compensation				14			14
Share issuances				5	(2)		3
Balance, December 28, 2024 (as restated)	86	$—	$—	$343	$27	$(42)	$328
Refer to Notes to Consolidated Financial Statements.

WK Kellogg Co
CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)	2024	2023	2022
	(As Restated)
Operating activities
Net income (loss)	$81	$112	$(25)
Adjustments to reconcile net income (loss) to operating cash flows:
Depreciation and amortization	78	66	68
(Gain) / loss on retirement of equipment	4	14	—
Pension and postretirement benefit plan expense (benefit)	(21)	(60)	112
Insurance recoveries	—	(4)	—
Deferred income taxes	(18)	(4)	(15)
Stock compensation	16	8	3
Restructuring costs	52	—	—
Other	1	—	1
Pension plan contributions	(24)	—	(1)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	55	(85)	(74)
Inventories	(23)	83	(102)
Accounts payable	(60)	167	77
Obligations under Transition Services Agreement	(44)	52	—
Income taxes payable	9	8	—
Accrued advertising and promotion	(21)	79	23
Accrued salaries and wages	5	25	7
All other current assets and liabilities	4	(24)	(21)
All other noncurrent assets and liabilities	13	(15)	—
Net cash provided by (used in) operating activities	$107	$422	$53
Investing activities
Additions to properties	(129)	(150)	(71)
Property damage recoveries from insurance proceeds	—	4	—
Net cash provided by (used in) investing activities	$(129)	$(146)	$(71)
Financing activities
Proceeds from borrowings under the Credit Agreement	—	664	—
Repayment of borrowings under the Credit Agreement	(13)	(164)	—
Payment of financing fees	—	(7)	—
Issuances of notes payable, with maturities greater than 90 days	77	—	—
Reductions of notes payable, with maturities greater than 90 days	(29)	—	—
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	(1)	4	—
Dividend to Kellanova	—	(663)	—
All other net transfers (to) from Kellanova	—	(8)	18
Net issuances of common stock	5	—	—
Dividends paid	(55)	(14)	—
Net cash provided by (used in) financing activities	$(16)	$(188)	$18
Effect of exchange rate changes on cash and cash equivalents	(4)	1	—
Increase (decrease) in cash and cash equivalents	$(42)	$89	$—
Cash and cash equivalents at beginning of period	89	—	—
Cash and cash equivalents at end of period	$47	$89	$—

Supplemental cash flow disclosures:
Interest paid	$35	$10	$—
Income taxes paid	$26	$2	$—

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$55	$12	$38
Supplemental cash flow disclosures of non-cash financing activities:
Operating lease liabilities arising from obtaining right of use assets	$106	$19	$—
Contribution of certain assets and liabilities to WK Kellogg Co by Kellanova	$—	$190	$—
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

Restatement of Previously Issued Consolidated Financial Statements
While preparing its second quarter 2025 consolidated financial statements, the Company identified an error (the "Error") in the Company’s historical consolidated financial statements for the quarter and year-to-date periods ended December 30, 2023, March 30, 2024, June 29, 2024, September 28, 2024 and December 28, 2024, that caused understatements of Inventory, overstatements of Cost of goods sold, and corresponding Income tax impacts to the resulting increase in net income. The Company determined that the Error originated from discrete reporting processes established at the time of the spin-off from Kellanova and related to inventory adjustments that inadvertently double-counted certain manufacturing expenses. The Error had no cash impact and no impact on manufacturing operations.

Additionally, the Company is correcting certain items that were previously identified and concluded as immaterial, individually and in the aggregate, to its consolidated financial statements as of and for the fiscal year ended December 28, 2024. These items primarily relate to cash, accounts payable and notes payable misclassifications. These items impact cash amounts reflected on the consolidated balance sheet, and therefore impact net cash provided by (used in) operating activities and net cash provided by (used in) financing activities within the consolidated statement of cash flows for each respective period. Therefore management is restating for the Error and immaterial items in the accompanying consolidated financial statements for the year ended December 28, 2024 and revising for the Error in the accompanying financial statements for the year ended December 30, 2023.

Note 17 “Unaudited Quarterly Financial Data” includes restated unaudited financial information as of and for the quarters and ended March 30, 2024, June 29, 2024, September 28, 2024 and December 28, 2024 and the year-to-date periods ended June 28, 2024 and September 28, 2024.

The effects of the restatements on the Consolidated Balance Sheet as of December 28, 2024 are as follows:

(millions)	As Reported	Adjustment	As Restated
Cash	$40	$7	$47
Inventories	353	14	367
Total current assets	619	21	640
Total assets	1,962	21	1,983
Accounts payable	513	7	520
Other current liabilities	94	3	97
Total current liabilities	841	10	851
Retained earnings	16	11	27
Total equity	317	11	328
Total liabilities and equity	1,962	21	1,983
Note A: Please refer to discussion in preceding paragraphs regarding adjustments to cash and accounts payable unrelated to the Error.
Note B: The Company's Consolidated Statements of Equity were also affected by the restated retained earnings amounts for the period presented above.
The effects of the revisions of errors not material to 2023 on the Consolidated Balance Sheet as of December 30, 2023 are as follows:

(millions)	As Reported	Adjustment	As Revised
Inventories	345	3	348
Total current assets	706	3	709
Total assets	1,889	3	1,892
Other current liabilities	105	1	106
Total current liabilities	836	1	837
Retained earnings	1	2	3
Total equity	300	2	302
Total liabilities and equity	1,889	3	1,892
Note: The Company's Consolidated Statements of Equity were also affected by the revised retained earnings amounts for the period presented above.

The effects of the restatements on the Consolidated Statement of Income and the Consolidated Statement of Comprehensive Income for the year ended December 28, 2024 are as follows:

(millions, except per share data)	As Reported	Adjustment	As Restated
Cost of goods sold	$1,915	$(11)	$1,904
Operating profit	109	11	120
Income before income taxes	85	11	96
Income taxes	13	2	15
Net income	72	9	81
Comprehensive income	58	9	67
Basic earnings per share	0.83	0.11	0.94
Diluted earnings per share	0.82	0.09	0.91
The effects of the revisions of errors not material to 2023 on the Consolidated Statement of Income and the Consolidated Statement of Comprehensive Income for the year ended December 30, 2023 are as follows:

(millions, except per share data)	As Reported	Adjustment	As Revised
Cost of goods sold	$2,009	$(3)	$2,006
Operating profit	92	3	95
Income before income taxes	145	3	148
Income taxes	35	1	36
Net income	110	2	112
Comprehensive income	113	2	115
Basic earnings per share	1.28	0.03	1.31
Diluted earnings per share	1.28	0.03	1.31

The effects of the restatements on the Consolidated Statement of Cash Flows for the year ended December 28, 2024 are as follows:

(millions)	As Reported	Adjustment	As Restated
Operating activities:
Net Income	$72	$9	$81
Changes in operating assets and liabilities:
Inventories	(12)	(11)	(23)
Income taxes payable	7	2	9
Accounts payable	(67)	7	(60)
Net cash provided by (used in) operating activities	100	7	107
Increase (decrease) in cash and cash equivalents	(49)	7	(42)
Cash and cash equivalents at end of period	40	7	47
Note: Please refer to discussion in preceding paragraphs regarding adjustments to cash and accounts payable unrelated to the Error.
The effects of the revision of errors not material to 2023 on the Consolidated Statement of Cash Flows for the year ended December 30, 2023 are as follows:

(millions)	As Reported	Adjustment	As Revised
Operating activities:
Net Income	$110	$2	$112
Changes in operating assets and liabilities:
Inventories	86	(3)	83
Income taxes payable	7	1	8
Net cash provided by (used in) operating activities	422	—	422

The impacts of the restatements have been reflected throughout these Consolidated Financial Statements, including Notes 12, 16 and 17.

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
Obligations and funded status
The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables:

	Pension Benefits		Postretirement Benefits
(millions)	2024	2023	2024	2023
Change in projected benefit obligation
Beginning of year	$605	$—	$493	$16
Service cost	8	2	4	1
Interest cost	29	8	24	6
Actuarial (gain)loss	(19)	21	(24)	6
Benefits paid, net of reimbursements (a)	(51)	(12)	(48)	(10)
Spin-Off impacts	—	586	—	474
End of year	$572	$605	$449	$493
Change in plan assets
Fair value beginning of year	$470	$—	$773	$—
Actual return on plan assets	5	26	36	26
Employer contributions	24	—	—	—
Benefits paid	(51)	(12)	(64)	(10)
Spin-Off impacts	—	456	—	757
Fair value end of year	$448	$470	$745	$773
Funded (unfunded) status	$(124)	$(135)	$296	$280
(a) Benefits paid for postretirement plans include rebates and other anticipated subsidies from plan vendors.

Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Postretirement Benefits
(millions)	2024	2023	2024	2023
Postretirement plan assets	$—	$—	$301	$283
Pension liability	(124)	(135)	—	—
Other liabilities	—	—	(5)	(3)
Net amount recognized	$(124)	$(135)	$296	$280

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits
(millions)	2024	2023	2024	2023
Prior service cost	$9	$15	$(13)	$(20)
Net amount recognized	$9	$15	$(13)	$(20)
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
The components of income before income taxes and the provision for income taxes were as follows:

	2024	2023	2022
(millions)	(Restated)
Income before income taxes
United States	$80	$131	$(59)
Foreign	16	17	33
	96	148	(26)
Income taxes
Currently payable
Federal	27	28	—
State	6	4	4
Foreign	1	8	10
	34	40	14
Deferred
Federal	(13)	(1)	(14)
State	(10)	—	(1)
Foreign	4	(3)	—
	(19)	(4)	(15)
Total income taxes	$15	$36	$(1)
The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2024	2023	2022
	(Restated)
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign rates varying from U.S. statutory rate	1.0	1.2	(9.5)
State income taxes, net of federal benefit (1)	(5.4)	2.7	(7.2)
Nondeductible Permanent Items	3.5	1.1	(8.1)
Nondeductible spin costs	—	1.3	—
Inventory Donations (Sec. 170 (A))	(1.0)	(0.7)	4.6
Stock Options - Excess Benefit / Shortfall	(0.5)	0.2	3.1
Credits	(1.8)	(1.8)	5.2
APB 23	—	—	(1.8)
Other, net	(0.4)	(0.7)	(1.6)
Effective income tax rate	16.4%	24.3%	5.7%

(1) During 2024 we recognized a $9.1 million reduction to certain deferred tax liabilities as result of changes to our legal and operational structure.
As presented in the preceding table, the Company’s 2024 consolidated effective tax rate was 16.4%, as compared to 24.3% in 2023 and 5.7% in 2022.

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
The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2024 and 2023:

	Deferred tax assets		Deferred tax liabilities
(millions)	2024	2023	2024	2023
Advertising and promotion-related	1	4	—	—
Wages and payroll taxes	14	8	—	—
Inventory valuation	7	7	—	—
Employee benefits	—	—	36	36
Operating loss, credit and other carryforwards	—	—	—	—
Hedging transactions	—	—	2	—
Depreciation and asset disposals	—	—	52	64
Operating lease right-of-use assets	—	—	28	4
Operating lease liabilities	27	4	—	—
Trademarks and other intangibles	—	—	21	24
Research and development capitalization	6	2	—	—
Stock awards	5	5	—	—
Other	4	5	—	—
	64	35	139	128
Less valuation allowance	—	—	—	—
Total deferred taxes	$64	$35	$139	$128
Net deferred tax asset (liability)	$(75)	$(93)
Classified in balance sheet as:
Other assets	$8	$13
Other liabilities	(83)	(106)
Net deferred tax asset (liability)	$(75)	$(93)

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years-ended

December 28, 2024, December 30, 2023 and December 31, 2022.

(millions)	2024	2023	2022
Balance at beginning of year	$—	$5	$5
Tax positions related to current year:
Additions	—	—	—
Tax positions related to prior years:
Additions	—	—	—
Dispositions/Acquisitions	—	(5)	—
Settlements	—	—	—
Lapses in statutes of limitation	—	—	—
Balance at end of year	$—	$—	$5

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
Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2024	2023	2022
Net sales
United States	$2,374	$2,439	$2,369
Canada	299	291	292
Other	35	33	34
Consolidated	$2,708	$2,763	$2,695
Long-lived assets
United States	$624	$605	$544
Canada	129	98	72
Other	33	36	29
Consolidated	$786	$739	$645

NOTE 16
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (Loss) (millions)	2024	2023	2022
Research and development expense	$24	$25	$25
Advertising expense	$210	$206	$178

Consolidated Balance Sheet (millions)	2024 (Restated)	2023
Trade receivables	$169	$225
Allowance for expected credit losses	(1)	—
Other receivables	31	19
Accounts receivable, net	$199	$244
Raw Materials	49	49
Manufacturing Supplies	53	53
Materials in process	22	15
Finished goods	243	231
Inventories	$367	$348
Land	14	14
Buildings	699	679
Machinery and equipment	1,807	1,799
Construction in progress	234	184
Accumulated depreciation	(1,968)	(1,937)
Property, net	$786	$739
Other third party	520	502
Kellanova (a)	—	39
Accounts Payable	$520	$541
Obligations under Transition Services Agreement	8	52
Operating lease obligations	18	6
Income taxes payable	17	8
Other	54	40
Other current liabilities	$97	$106
(a)The $39 million payable to Kellanova represents various items Kellanova paid on our behalf, for which we owe reimbursement for amounts incurred related to the Spin-Off.

NOTE 17
UNAUDITED QUARTERLY FINANCIAL DATA

The following tables reflect the restatements and revisions to previously issued financial statements as discussed in Note 1 "Basis of Presentation".

The following table presents summarized unaudited consolidated financial information for each of the quarters in the year ended December 28, 2024 and the fourth quarter of the year ended December 30, 2023:

	Three Months Ended
	March 30, 2024	June 29, 2024	September 28, 2024	December 28, 2024	December 30, 2023
(millions, except per share data)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Revised)
Net sales	$707	$672	$689	$640	$651
Cost of goods sold	502	469	491	442	462
Selling, general and administrative expense	157	149	162	163	165
Restructuring costs	—	—	38	15	—
Operating profit	48	54	(2)	20	24
Interest expense	8	8	7	7	10
Other income (expense), net	6	4	(2)	(2)	10
Income before income taxes	46	50	(11)	11	24
Income taxes	12	13	(3)	(7)	7
Net income	34	37	(8)	18	17
Basic earnings per share	$0.40	$0.43	$(0.10)	$0.21	$0.21
Diluted earnings per share	$0.39	$0.42	$(0.10)	$0.20	$0.21
The effects of the restatements on the Unaudited Consolidated Balance Sheets as of March 30, 2024, June 29, 2024 and September 28, 2024 are as follows:

	March 30, 2024
(millions)	As Reported	Adjustment	As Restated
Cash	$70	$1	$71
Inventories	328	5	333
Total current assets	664	6	670
Total assets	1,888	6	1,894
Notes payable	2	1	3
Other current liabilities	90	2	92
Total current liabilities	789	3	792
Retained earnings	20	3	23
Total equity	317	3	320
Total liabilities and equity	1,888	6	1,894
Note A: Please refer to Note 1 "Basis of Presentation" regarding adjustments to cash and notes payable unrelated to the Error.
Note B: The Company's Consolidated Statements of Equity were also affected by the restated retained earnings amounts for the period presented above.

	June 29, 2024
(millions)	As Reported	Adjustment	As Restated
Cash	$44	$3	$47
Inventories	360	12	372
Total current assets	642	15	657
Total assets	1,897	15	1,912
Notes payable	1	3	4
Other current liabilities	103	3	106
Total current liabilities	778	6	784
Retained earnings	37	9	46
Total equity	336	9	345
Total liabilities and equity	1,897	15	1,912
Note A: Please refer to Note 1 "Basis of Presentation" regarding adjustments to cash and notes payable unrelated to the Error.
Note B: The Company's Consolidated Statements of Equity were also affected by the restated retained earnings amounts for the period presented above.

	September 28, 2024
(millions)	As Reported	Adjustment	As Restated
Cash	$47	$4	$51
Inventories	339	16	355
Total current assets	602	20	622
Total assets	1,900	20	1,920
Notes payable	2	4	6
Other current liabilities	101	4	105
Total current liabilities	770	8	778
Retained earnings	11	12	23
Total equity	316	12	328
Total liabilities and equity	1,900	20	1,920
Note A: Please refer to Note 1 "Basis of Presentation" regarding adjustments to cash and notes payable unrelated to the Error.
Note B: The Company's Consolidated Statements of Equity were also affected by the restated retained earnings amounts for the period presented above.

The effects of the restatements on the Unaudited Consolidated Statement of Income and the Unaudited Consolidated Statement of Comprehensive Income for the quarters ended March 30, 2024, June 28, 2024, September 28, 2024 and December 28, 2024 and the year-to-date periods ended June 28, 2024 and September 28, 2024 are as follows:

	For the quarter ended March 30, 2024
(millions, except per share data)	As Reported	Adjustment	As Restated
Cost of goods sold	$504	$(2)	$502
Operating profit	46	2	48
Income before income taxes	44	2	46
Income taxes	11	1	12
Net income	33	1	34
Comprehensive income	30	1	31
Basic earnings per share	0.38	0.02	0.40
Diluted earnings per share	0.37	0.02	0.39

	For the quarter ended June 29, 2024			For the year-to-date period ended June 29, 2024
(millions, except per share data)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cost of goods sold	$476	$(7)	$469	$980	$(9)	$971
Operating profit	47	7	54	93	9	102
Income before income taxes	43	7	50	87	9	96
Income taxes	12	1	13	23	2	25
Net income	31	6	37	64	7	71
Comprehensive income	28	6	34	58	7	65
Basic earnings per share	0.37	0.06	0.43	0.75	0.07	0.82
Diluted earnings per share	0.36	0.06	0.42	0.73	0.08	0.81

	For the quarter ended September 28, 2024			For the year-to-date period ended September 28, 2024
(millions, except per share data)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Cost of goods sold	$495	$(4)	$491	$1,475	$(13)	$1,462
Operating profit	(6)	4	(2)	87	13	100
Income before income taxes	(15)	4	(11)	72	13	85
Income taxes (benefit)	(4)	1	(3)	19	3	22
Net income	(11)	3	(8)	53	10	63
Comprehensive income	(11)	3	(8)	47	10	57
Basic earnings per share	(0.13)	0.03	(0.10)	0.62	0.11	0.73
Diluted earnings per share	(0.13)	0.03	(0.10)	0.60	0.11	0.71

	For the quarter ended December 28, 2024
(millions, except per share data)	As Reported	Adjustment	As Restated
Cost of goods sold	$440	$2	$442
Operating profit	22	(2)	20
Income before income taxes	13	(2)	11
Income taxes (benefit)	(6)	(1)	(7)
Net income	19	(1)	18
Comprehensive income	11	(1)	10
Basic earnings per share	0.21	—	0.21
Diluted earnings per share	0.22	(0.02)	0.20

The effects of the revision of errors not material to 2023 on the Consolidated Statement of Income and the Consolidated Statement of Comprehensive Income for the quarter ended December 30, 2023 are as follows:

	For the quarter ended December 30, 2023
(millions, except per share data)	As Reported	Adjustment	As Revised
Cost of goods sold	$465	$(3)	$462
Operating profit	21	3	24
Income before income taxes	21	3	24
Income taxes	6	1	7
Net income	15	2	17
Comprehensive income	15	2	17
Basic earnings per share	0.18	0.03	0.21
Diluted earnings per share	0.18	0.03	0.21

The effects of the restatements on the Unaudited Consolidated Statement of Cash Flows for the quarter ended March 30, 2024 and the year-to-date periods ended June 28, 2024 and September 28, 2024 are as follows:

	For the quarter ended March 30, 2024
(millions)	As Reported	Adjustment	As Restated
Operating activities:
Net Income	$33	$1	$34
Changes in operating assets and liabilities:
Inventories	16	(2)	14
Income taxes payable	4	1	5
Net cash provided by (used in) operating activities	10	—	10
Financing activities:
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	(3)	1	(2)
Net cash provided by (used in) financing activities	(19)	1	(18)
Increase (decrease) in cash and cash equivalents	(18)	1	(17)
Cash and cash equivalents at end of period	70	1	71
Note A: Please refer to Note 1 "Basis of Presentation" regarding adjustments to cash and notes payable unrelated to the Error.

	For the year-to-date period ended June 29, 2024
(millions)	As Reported	Adjustment	As Restated
Operating activities:
Net Income	$64	$7	$71
Changes in operating assets and liabilities:
Inventories	(17)	(9)	(26)
Income taxes payable	3	2	5
Net cash provided by (used in) operating activities	37	—	37
Financing activities:
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	(3)	3	—
Net cash provided by (used in) financing activities	(33)	3	(30)
Increase (decrease) in cash and cash equivalents	(45)	3	(42)
Cash and cash equivalents at end of period	44	3	47
Note A: Please refer to Note 1 "Basis of Presentation" regarding adjustments to cash and notes payable unrelated to the Error.

	For the year-to-date period ended September 28, 2024
(millions)	As Reported	Adjustment	As Restated
Operating activities:
Net Income	$53	$10	$63
Changes in operating assets and liabilities:
Inventories	5	(13)	(8)
Income taxes payable	5	3	8
Net cash provided by (used in) operating activities	98	—	98
Financing activities:
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	(2)	4	2
Net cash provided by (used in) financing activities	(44)	4	(40)
Increase (decrease) in cash and cash equivalents	(42)	4	(38)
Cash and cash equivalents at end of period	47	4	51
Note A: Please refer to Note 1 "Basis of Presentation" regarding adjustments to cash and notes payable unrelated to the Error.

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

ITEM 9A. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management of the Company, with the participation of its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. At the time our Annual Report on Form 10-K for the year ended December 28, 2024 was originally filed on February 25, 2025, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2024. Subsequent to the original filing, management has reevaluated the effectiveness of the Company’s disclosure controls and procedures, and our CEO and our CFO have concluded that, as of December 28, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

(b) Management's Annual Report on Internal Control over Financial Reporting (Restated)
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls over an inventory variance related account, as the design of the control did not include a specific activity to validate the reliability of system generated information used in the execution of the control. This material weakness resulted in misstatements to inventories and cost of goods sold that resulted in the restatement of the Company’s consolidated financial statements as of and for the fiscal year ended December 28, 2024 and for each of the fiscal quarters ended March 30, 2024, June 29, 2024, September 28, 2024, and March 29, 2025 and a revision of the Company’s financial statements as of and for the fiscal year ended December 30, 2023. Additionally, this material weakness could result in misstatements of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In Management’s Annual Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 28, 2024, our management previously concluded that we maintained effective internal control over financial reporting as of December 28, 2024. Management subsequently concluded that the material weakness described above existed as of December 28, 2024. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 28, 2024. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 28, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Form 10-K/A.

(c) Remediation Plan
The Company is committed to addressing the material weakness described above and has begun to implement changes in processes designed to improve its internal control over financial reporting. To remediate the material weakness, we are designing and implementing a new control over Inventory and Cost of goods sold that includes a specific activity to validate the reliability of system generated information used in the execution of the control.

We will continue to modify our remediation plan and may implement additional measures as we complete the redesign and operation of our internal controls in this area. While we believe that these efforts will improve our internal control over financial reporting, we will not be able to conclude whether the steps we are taking will remediate the material weakness in internal control over financial reporting until a sustained period of time has passed to allow management to test the design and operating effectiveness of the new and enhanced controls.

(d) Changes in Internal Control over Financial Reporting.
There have been no changes during the fiscal quarter ended December 28, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The Consolidated Financial Statements and related Notes, together with Management's Report on Internal Controls over Financial Reporting and the Report thereon of PricewaterhouseCoopers LLP dated August 7, 2025, are included herein in Part II, Item 8, Financial Statements and Supplementary Data.
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
3. Exhibits required to be filed by Item 601 of Regulation S-K
The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Form 10-K/A.

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
2.1	Separation and Distribution Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2023)	IBRF
3.1	Amended and Restated Certificate of Incorporation of WK Kellogg Co (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
3.2	Amended and Restated By-Laws of WK Kellogg Co (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
4.1	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the SEC on March 8, 2024).	IBRF
10.1	Credit Facility by and among WK Kellogg Co and the lenders name therein, dated as of September 12, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 12, 2023).	IBRF
10.2	Employee Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.3	Supply Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.4	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.5	Master Ownership and License Agreement Regarding Trademarks and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.6	Tax Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.7	Transition Services Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.8	WK Kellogg Co Supplemental Savings and Investment Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.9	WK Kellogg Co 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on September 20, 2023).	IBRF
10.10	Form of Restricted Share Unit Terms and Conditions (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on August 1, 2023).	IBRF
10.11	WK Kellogg Co Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the SEC on September 20, 2023).	IBRF
10.12	WK Kellogg Co Executive Severance Benefit Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF
10.13	WK Kellogg Co Change of Control Severance Policy for Key Executives (as amended, effective as of February 8, 2024, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.14	Retention Agreement and General Release with Doug VanDeVelde (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.15	Form of Recognition Award Agreement and General Release (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form 10 filed with the SEC on July 24, 2023).	IBRF
10.16	WK Kellogg Co Executive Survivor Income Plan (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).	IBRF
10.17	WK Kellogg Co Savings and Investment Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.18	Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (as amended and restated effective January 1, 2016) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.19	Amendment Number 1 to the Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.20	Amendment Number 2 to the Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023	IBRF
10.21	Amendment Number 3 to the Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.22	Spin-Off Amendment to the Kellogg Company Bakery, Confectionery, Tobacco Workers and Grain Millers Savings and Investment Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2023).	IBRF
10.23	Restricted Share Unit Special Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 15, 2023).	IBRF
10.24	Form of Retention Agreement and General Release (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 15, 2023).	IBRF
10.25	WK Kellogg Co Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF
10.26	Form of Restricted Share Unit Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF
10.27	Form of Performance Stock Unit Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 13, 2024).	IBRF
10.28	WK Kellogg Co Amended and Restated 2023 Long-Term Equity Incentive Plan (incorporated herein by reference to Annex B to the Definitive Proxy Statement on Schedule 14A filed with the SEC on March 21, 2024).	IBRF
10.29	First Amendment to Credit Agreement, dated as of June 26, 2024, by and among WK Kellogg Co, WK Kellogg Canada Corp., the guarantors and lenders party thereto and Coöperatieve Rabobank U.A, as administrative agent. (incorporated by refence to Exhibit 10.29 to the Annual Report on Form 10-K filed with the SEC on February 25, 2025).	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.30	Second Amendment to Credit Agreement, dated as of December 17, 2024, by and among WK Kellogg Co, WK Kellogg Canada Corp., the guarantors and lenders party thereto and Coöperatieve Rabobank U.A, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 23, 2024).	IBRF
19	WK Kellogg Co Insider Trading Policy adopted October 2, 2023 (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed with the SEC on February 25, 2025).	IBRF
21.01	Domestic and Foreign Subsidiaries of WK Kellogg Co (incorporated by reference to Exhibit 21.01 to the Annual Report on Form 10-K filed with the SEC on February 25, 2025).	IBRF
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gordon Paulson to execute our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, on behalf of each member of the Board of Directors (incorporated by reference to Exhibit 24.01 to the Annual Report on Form 10-K filed with the SEC on February 25, 2025).	IBRF
31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary Pilnick	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by David McKinstray	E
32.1	Section 1350 Certification by Gary Pilnick	E
32.2	Section 1350 Certification by David McKinstray	E
97	WK Kellogg Clawback Policy adopted November 2, 2023 (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the SEC on March 8, 2024).	IBRF
101.INS	Inline XBRL Instance Document	E
101.SCH	Inline XBRL Taxonomy Extension Schema Document	E
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	E
104	Cover Page Interactive Data file (formatted as Inline XBLR and contained in exhibit 1010)	E

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be furnished on a supplemental basis to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of August, 2025.

WK KELLOGG CO

By:	/s/	Gary Pilnick
Gary Pilnick
Chief Executive Officer