Form 10-Q/A
period 2025-03-29
WK Kellogg Co
filed 2025-08-07
CIK 1959348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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
Yes  ☐    No  ☒
As of July 30, 2025, 86,416,394 shares of the registrant's common stock were outstanding

Unless otherwise specified or indicated by the context, references herein to the “Company,” “we,” “us” and “our” refer to WK Kellogg Co and its subsidiaries.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) amends and restates certain items in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, initially filed with the Securities and Exchange Commission on May 6, 2025 (the "Original Form 10-Q").

In this Form 10-Q/A, the Company is restating its previously issued unaudited consolidated financial statements for the quarter ended March 29, 2025, as further described below.

In addition, the Company filed Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 28, 2024 with the SEC on August 7, 2025 to restate its previously issued audited consolidated financial statements as of and for the fiscal year ended December 28, 2024 as well as the related unaudited quarterly financial information for each of the fiscal quarters ended March 30, 2024, June 29, 2024, and September 28, 2024.

The Company does not intend to amend any other reports previously filed with the SEC. Accordingly, investors and other readers should rely only on the financial information and related disclosures regarding the periods described above (the “Affected Periods”) in this Form 10-Q/A and in any other future filings with the SEC (as applicable) and should not rely on any previously furnished or filed reports, press releases, investor presentations or similar communications relating to the Affected Periods.

Items Amended in this Filing

This Form 10-Q/A amends and restates the following items of the Original Form 10-Q:

•Part I – Item 1. Financial Statements
•Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Part I – Item 4. Controls and Procedures.
•Part II – Item 6. Exhibits.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications specified in Rule 13a-14 under the Exchange Act from the Company’s Chief Executive Officer and its Chief Financial Officer, dated as of the date hereof, are being filed or furnished, as applicable, with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2. This Form 10-Q/A also includes an updated signature page.

This Form 10-Q/A includes only those items and exhibits to the Original Form 10-Q that are being amended and restated in connection with the matters described herein, and unaffected items and exhibits are not included herein. This Form 10-Q/A should be read in conjunction with the Original Form 10-Q and our filings with the SEC subsequent to the Original Form 10-Q, together with any amendments to those filings.

Except as otherwise provided, the disclosures in this Form 10-Q/A are made as of the date of the Original Form 10-Q and do not reflect any events that occurred after the date of the Original Form 10-Q or modify or update any other disclosures in the Original Form 10-Q affected by subsequent events. As such, forward-looking statements included in this Form 10-Q/A may represent management’s views as of the date of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter.

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

As a result, the audited consolidated financial statements of the Company as of and for the fiscal year ended December 28, 2024, included in the Annual Report on Form 10-K for the year ended December 28, 2024 filed with the SEC on February 25, 2025 and the unaudited consolidated financial statements of the Company as of and for each of the fiscal quarters ended March 30, 2024, June 29, 2024 and September 28, 2024, included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 7, 2024, August 6, 2024 and November 7, 2024, respectively, were restated on Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on August 7, 2025. Additionally, the Company corrected certain items that were previously identified and concluded as immaterial, individually and in the aggregate, to its consolidated financial statements as of and for the fiscal year ended December 28, 2024. These items primarily relate to cash, accounts payable and notes payable misclassifications. Further, the Company is restating the unaudited consolidated financial statements of the Company for the quarter ended March 29, 2025 on this Form 10-Q/A.

Internal Control Considerations

The Error and the related restatements were the result of a material weakness in the Company’s internal control over financial reporting. As a result, management has concluded that the Company’s disclosure controls and procedures were not effective as of March 29, 2025. See Part I – Item 4. Controls and Procedures, in this Form 10-Q/A for additional information related to this material weakness in internal control over financial reporting and the related remedial measures.

WK KELLOGG CO

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WK KELLOGG CO
CONSOLIDATED BALANCE SHEET (Unaudited)
(millions, except per share data)

	March 29, 2025	December 28, 2024
	(As Restated)
Current assets
Cash and cash equivalents	$27	$47
Accounts receivable, net	231	199
Inventories	389	367
Other current assets	23	27
Total current assets	670	640
Property, net	799	786
Operating lease right-of-use assets	120	113
Goodwill	53	53
Other intangibles	57	57
Postretirement plan assets	308	301
Other assets	27	33
Total assets	$2,034	$1,983
Current liabilities
Notes payable	$69	$51
Current maturities of long-term debt	26	24
Accounts payable	527	520
Accrued advertising and promotion	89	98
Accrued salaries and wages	31	61
Other current liabilities	98	97
Total current liabilities	840	851
Long-term debt	502	460
Long-term operating lease obligations	99	95
Deferred income taxes	83	83
Pension liability	125	124
Other liabilities	44	42
Commitments and contingencies (Note 12)
Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized Issued: 86,148,263 shares as of March 29, 2025 and 86,101,154 shares as of December 28, 2024	—	—
Capital in excess of par value	353	343
Retained earnings	33	27
Accumulated other comprehensive loss	(45)	(42)
Total equity	341	328
Total liabilities and equity	$2,034	$1,983
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(millions, except per share data)

	Quarter ended
	March 29, 2025	March 30, 2024
	(As Restated)	(As Restated)
Net sales	$663	$707
Cost of goods sold	470	502
Selling, general and administrative expense	155	157
Restructuring costs	14	—
Operating profit	24	48
Interest expense	3	8
Other income (expense), net	5	6
Income before income taxes	26	46
Income taxes (benefit)	5	12
Net income	$21	$34
Per share amounts:
Basic earnings	$0.25	$0.40
Diluted earnings	0.24	0.39
Average shares outstanding:
Basic	86	86
Diluted	88	87
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(millions)
(As Restated)

	Quarter ended
	March 29, 2025
	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss) (As Restated)	$26	$(5)	$21
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during this period	—	—	—
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges arising during this period	(4)	1	(3)
Reclassification to interest expense	1	—	1
Postretirement and postemployment benefits:
Reclassification to net income:
Prior service cost	(1)	—	(1)
Comprehensive income (loss) (As Restated)	$22	$(4)	$18

	Quarter ended
	March 30, 2024
	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss) (As Restated)	$46	$(12)	$34
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during this period	(3)	1	(2)
Postretirement and postemployment benefits:
Reclassification to net income:
Prior service cost	(1)	—	(1)
Comprehensive income (As Restated)	$42	$(11)	$31
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
(millions)
(As Restated)

	Quarter ended March 29, 2025
	(As Restated)
	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)	shares	amount
Balance, December 28, 2024	86	$—	$343	$27	$(42)	$328
Net income	—	—	—	21	—	21
Spin-Off related adjustment	—	—	4	—	—	4
Dividends declared ($0.165 per share)	—	—	—	(14)	—	(14)
Other comprehensive income (loss)	—	—	—	—	(3)	(3)
Stock compensation	—	—	5	(1)	—	4
Share issuance	—	—	1	—	—	1
Balance, Balance, March 29, 2025	86	$—	$353	$33	$(45)	$341

	Quarter ended March 30, 2024
	(As Restated)
	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)	shares	amount
Balance, December 29, 2023	86	$—	$327	$3	$(28)	$302
Net income	—	—	—	34	—	34
Dividends declared ($0.16 per share)	—	—	—	(14)		(14)
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Stock compensation	—	—	1	—	—	1
Share issuance	—	—	1	—	—	1
Balance, Balance, March 30, 2024	86	$—	$329	$23	$(32)	$320

See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(millions)

	Year-to-date period ended
	March 29, 2025	March 30, 2024
	(As Restated)	(As Restated)
Operating activities
Net income	$21	$34
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	22	19
Pension and postretirement plan benefit	(8)	(9)
Deferred income taxes	2	1
Stock compensation	5	1
Restructuring costs	13	—
Other	—	3
Pension plan contributions	—	(3)
Changes in operating assets and liabilities:
Trade receivables	(17)	2
Inventories	(22)	14
Accounts payable	22	(5)
Income taxes payable	3	5
Accrued advertising and promotion	(9)	(11)
Accrued salaries and wages	(31)	(21)
All other assets and liabilities	(10)	(20)
Net cash provided by (used in) operating activities	(9)	10
Investing activities
Additions to properties	(60)	(9)
Net cash provided by (used in) investing activities	(60)	(9)
Financing activities
Proceeds from borrowings under the Credit Agreement	50	—
Repayment of borrowings under the Credit Agreement	(6)	(3)
Issuances of notes payable, with maturities greater than 90 days	94	—
Reductions of notes payables, with maturities greater than 90 days	(75)	—
Net reduction of notes payable, with maturities less than or equal to 90 days	(1)	(2)
Issuances of common stock	1	1
Dividends paid	(14)	(14)
Net cash provided by (used in) financing activities	49	(18)
Effect of exchange rate changes on cash and cash equivalents	—	—
Increase (decrease) in cash and cash equivalents	(20)	(17)
Cash and cash equivalents at beginning of period	47	88
Cash and cash equivalents at end of period	$27	$71

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$39	$20
Supplemental cash flow disclosures of non-cash financing activities:
Operating lease liabilities arising from obtaining right of use assets	$18	$36
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

Additionally, the Company corrected certain items that were previously identified and concluded as immaterial, individually and in the aggregate, to its consolidated financial statements as of and for the fiscal year ended December 28, 2024. These items primarily relate to cash, accounts payable and notes payable misclassifications. These items impact cash amounts reflected on the consolidated balance sheet, and therefore impact net cash provided by (used in) operating activities and net cash provided by (used in) financing activities within the consolidated statement of cash flows for each respective period. As a result, the Company is restating the unaudited consolidated financial statements of the Company for the fiscal quarter ended March 29, 2025 and March 30, 2024.

The effects of the restatements on the Consolidated Balance Sheet as of March 29, 2025 are as follows:

(millions)	As Reported	Adjustment	As Restated
Inventories	$371	$18	$389
Total current assets	652	18	670
Total assets	2,016	18	2,034
Other current liabilities	94	4	98
Total current liabilities	836	4	840
Retained earnings	19	14	33
Total equity	327	14	341
Total liabilities and equity	2,016	18	2,034
Note: The Company's Consolidated Statements of Equity were also affected by the restated retained earnings amounts for the period presented above.
The effects of the restatements on the Consolidated Balance Sheet as of March 30, 2024 are as follows:

(millions)	As Reported	Adjustment	As Restated
Cash	$70	$1	$71
Inventories	328	5	333
Total current assets	664	6	670
Total assets	1,888	6	1,894
Notes payable	2	1	3
Other current liabilities	90	2	92
Total current liabilities	789	3	792
Retained earnings	20	3	23
Total equity	317	3	320
Total liabilities and equity	1,888	6	1,894
Note: Please refer to discussion in preceding paragraphs regarding adjustments to cash and notes payable unrelated to the Error.

The effects of the restatements on the Consolidated Statement of Income and the Consolidated Statement of Comprehensive Income for the quarter ended March 29, 2025 are as follows:

(millions, except per share data)	As Reported	Adjustment	As Restated
Cost of goods sold	$474	$(4)	$470
Operating profit	20	4	24
Income before income taxes	22	4	26
Income taxes	4	1	5
Net income	18	3	21
Comprehensive income	15	3	18
Basic earnings per share	0.20	0.05	0.25
Diluted earnings per share	0.20	0.04	0.24
The effects of the restatements on the Consolidated Statement of Income and the Consolidated Statement of Comprehensive Income for the quarter ended March 30, 2024 are as follows:

(millions, except per share data)	As Reported	Adjustment	As Restated
Cost of goods sold	$504	$(2)	$502
Operating profit	46	2	48
Income before income taxes	44	2	46
Income taxes	11	1	12
Net income	33	1	34
Comprehensive income	30	1	31
Basic earnings per share	0.38	0.02	0.40
Diluted earnings per share	0.37	0.02	0.39

The effects of the restatements on the Consolidated Statement of Cash Flows for the quarter ended March 29, 2025 are as follows:

(millions)	As Reported	Adjustment	As Restated
Operating activities:
Net Income	$18	$3	$21
Changes in operating assets and liabilities:
Inventories	(18)	(4)	(22)
Income taxes payable	2	1	3
Accounts payable	29	(7)	22
Net cash provided by (used in) operating activities	(2)	(7)	(9)
Increase (decrease) in cash and cash equivalents	(13)	(7)	(20)
Cash and cash equivalents at beginning of period	40	7	47
Note: Please refer to discussion in preceding paragraphs regarding adjustments to cash and accounts payable unrelated to the Error.

The effects of the restatements on the Consolidated Statement of Cash Flows for the quarter ended March 30, 2024 are as follows:

(millions)	As Reported	Adjustment	As Restated
Operating activities:
Net Income	$33	$1	$34
Changes in operating assets and liabilities:
Inventories	16	(2)	14
Income taxes payable	4	1	5
Net cash provided by (used in) operating activities	10	—	10
Financing activities:
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	(3)	1	(2)
Net cash provided by (used in) financing activities	(19)	1	(18)
Increase (decrease) in cash and cash equivalents	(18)	1	(17)
Cash and cash equivalents at end of period	70	1	71
Note: Please refer to discussion in preceding paragraphs regarding adjustments to cash and notes payable unrelated to the Error.
The impacts of the restatements have been reflected throughout the unaudited financial statements, including Notes 8 and 11.
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

Note 8 Income taxes
The Company's consolidated effective tax rate for the quarter ended March 29, 2025 was 21.6%. The consolidated effective tax rate for the quarter ended March 30, 2024 was 25.9%. The Company's income tax expense is impacted by the level and mix of earnings among tax jurisdictions. The rate differed from the U.S. statutory rate primarily due to the impact of US state taxes and the impact of deductible stock compensation.
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

Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Net sales
United States	$585	$623
Canada	70	75
Other	8	9
Consolidated	$663	$707

(millions)	March 29, 2025	December 28, 2024
Long-lived assets
United States	$624	$624
Canada	142	129
Other	33	33
Consolidated	$799	$786

Note 11 Supplemental financial statement data

Unaudited Consolidated Balance Sheet

(millions)	March 29, 2025	December 28, 2024
	(As Restated)
Trade receivables	$186	$169
Allowance for expected credit losses	(1)	(1)
Other receivables	46	31
Accounts receivable, net	$231	$199
Raw materials	$49	$49
Manufacturing supplies	53	53
Materials in process	25	22
Finished goods	262	243
Inventories	$389	$367
Property, cost	$2,797	$2,754
Accumulated depreciation	(1,998)	(1,968)
Property, net	$799	$786
Obligations under Transition Services Agreement	4	8
Operating lease obligations	21	18
Income taxes payable	21	17
Other	52	54
Other current liabilities	$98	$97

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

WK KELLOGG CO
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Unaudited Consolidated Financial Statements and the accompanying notes thereto contained in Part I, Item 1 of this Form 10-Q/A.

Restatement of Previously Issued Financial Statements
As discussed in the “Explanatory Note” above, the Company has restated its unaudited consolidated financial statements for the quarter ended March 29, 2025 and March 30, 2024. As a result, the previously reported financial information for the quarter ended March 29, 2025 and March 30, 2024 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to reflect the restatement. See the sections entitled “Restatement of Previously Issued Consolidated Financial Statements” in Note 1 “Description of the Company and Basis of Presentation” and Note 11 “Supplemental Financial Data” to the Unaudited Consolidated Financial Statements contained in Part I, Item 1. Financial Statements of this Form 10-Q/A for further detail regarding the restatement, including descriptions of the adjustments and the impacts on our unaudited consolidated financial statements.

Other than the effect of the restatement, this section has not been otherwise modified and does not reflect any information or events occurring after May 6, 2025, the filing date of the Original Form 10-Q, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.
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

Non-GAAP Financial Measures
The non-GAAP financial measures in this 10-Q/A are supplemental measures of our performance. These non-GAAP financial measures that we provide to management and investors exclude certain items that we do not consider part of on-going operations. Our management team utilizes a combination of GAAP and non-GAAP financial measures to evaluate business results, to make decisions regarding the future direction of our business, and for resource allocation decisions, including incentive compensation. As a result, we believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance which is useful in the analysis of ongoing operating trends. All historical non-GAAP financial measures have been reconciled from the most directly comparable GAAP financial measures.

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

Net Income
The following tables provide an analysis of net income and earnings per share performance for the quarters ended March 29, 2025 and March 30, 2024:

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
	(As Restated)	(As Restated)
Reported net income	$21	$34
Interest expense	3	8
Income tax expense (benefit)	5	12
Depreciation and amortization expense	22	19
EBITDA	$50	$72
(Gain) loss on mark-to-market foreign exchange and commodity hedges	(1)	—
Other (income) expense, net	(5)	(6)
Separation costs	14	9
Business portfolio realignment and restructuring costs	17	1
Adjusted EBITDA	$75	$76
Note: Tables may not foot due to rounding.
Business portfolio realignment and restructuring costs include approximately $14 million of restructuring costs.

Reported net income for the quarter ended March 29, 2025 decreased approximately 38% compared to the prior year quarter as a result of incremental business and portfolio alignment costs of $16 million related to our supply chain modernization restructuring initiative and incremental separation costs of $5 million to stand-up a dedicated IT infrastructure post Spin-Off, offset by corresponding tax impacts. After excluding the impacts of income tax expense, interest expense and depreciation, EBITDA decreased 31% compared to the prior year quarter. Adjusted EBITDA, which excludes the impacts of mark-to-market, other (income) expense, business portfolio realignment and restructuring costs and separation costs, decreased 1% compared to the prior year quarter.

Margin performance
Our gross profit and gross profit margin performance for the quarters ended March 29, 2025 and March 30, 2024 were as follows:

Quarter ended	March 29, 2025		March 30, 2024		GM change vs. prior year (pts.)
	(As Restated)		(As Restated)
(millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$194	29.2%	$205	29.1%	0.1
(Gain) loss on mark-to-market foreign exchange and commodity hedges	(1)	(0.1)%	—	(0.1)%	—
Separation costs	4	0.7%	3	0.4%	0.3
Business portfolio realignment and restructuring costs	3	0.3%	1	0.2%	0.1
Adjusted	$200	30.1%	$209	29.6%	0.5
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter increased 10 basis points compared to prior year-quarter, driven by increased operational effectiveness within our supply chain network, offset by incremental separation costs and business portfolio realignment and restructuring costs of $3 million. Adjusted gross margin, which excludes mark-to-market impacts on commodities and foreign exchange hedges, business portfolio realignment and restructuring costs and separation costs increased 50 basis points versus prior year quarter, driven by increased operational effectiveness within our supply chain.

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
Income taxes
The Company's consolidated effective tax rate for the quarter ended March 29, 2025 was 21.6%. The consolidated effective tax rate for the quarter ended March 30, 2024 was 25.9%. The Company's income tax expense is impacted by the level and mix of earnings among tax jurisdictions. The rate differed from the U.S. statutory rate in both periods primarily due to the impact of US state taxes and the impact of deductible stock compensation.

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
The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	March 29, 2025	March 30, 2024
	(As Restated)	(As Restated)
Net cash provided by (used in):
Operating activities	(9)	$10
Investing activities	(60)	(9)
Financing activities	49	(18)
Effect of exchange rates on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	$(20)	$(17)

Operating activities
Net cash flow provided by (used in) operating activities for the quarter ended March 29, 2025, decreased to $(9) million, compared to $10 million in the prior year quarter. The change was primarily driven by a reduction in net income and cash flow changes in overall core working capital (accounts receivable, accounts payable and inventories) as a result of timing of production.
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

	Year-to-date period ended
(millions)	March 29, 2025	March 30, 2024
	(As Restated)	(As Restated)
Net cash provided by operating activities	$(9)	$10
Additions to properties	(60)	(9)
Free cash flow	$(69)	$1

Investing activities
Net cash used in investing activities was $60 million for the quarter ended March 29, 2025 compared to $9 million in the prior year quarter due to incremental capital spending related to our supply chain optimization restructuring project.

Financing activities
Net cash provided by financing activities for the quarter ended March 29, 2025 was $49 million compared to net cash used in financing activities of $18 million for the quarter ended March 30, 2024. The increase is primarily driven by an additional borrowing of $50 million under the Credit Facility.

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

Critical accounting estimates
We included a summary of our critical accounting estimates in our amended 2024 Annual Report. There have been no material changes to the summary provided therein.

Forward-looking statements
This Form 10-Q/A contains a number of “forward-looking statements” with expectations concerning, among other things, sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; the results of the Spin-Off; our strategy, financial principles, and plans; initiatives, improvements and growth; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact and results of the restructuring; the impact of accounting changes and significant accounting estimates; the impact of new or expanded tariffs, including on the macroeconomic environment; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning or the negative thereof. For example, forward-looking statements are found in several sections of the MD&A. Our actual results or activities may differ materially from these predictions.

Our future results could be affected by a variety of other factors, including, among others, a decline in demand for ready-to-eat cereals; the applicability, timing, magnitude and duration of new or expanded tariffs imposed on imports from, and exports to, Canada and Mexico; supply chain disruptions and increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic, trade policies and regulations, and market conditions; consumers’ perception of our brands or company; business disruptions; our ability to drive our growth targets to increase revenue and profit; our failure to achieve our targeted cost savings and efficiencies from cost reduction initiatives; our failure to achieve the expected benefits from our supply chain modernization efforts; unanticipated costs and negative financial and other impacts of our planned network consolidation; strategic acquisitions, alliances, divestitures or joint ventures or organic growth opportunities we may pursue in the future; material disruptions at one of our facilities; our ability to attract, develop and retain the highly skilled people we need to support our business; a shortage of labor, our failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations that could increase labor costs; an increase in our post-retirement benefit-related costs and funding requirements caused by, among other things, volatility in the financial markets, changes in interest rates and actuarial assumptions; our inability to obtain sufficient capital to grow our business and to increase our revenues; an impairment of the carrying value of goodwill or other acquired intangibles; increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor; increases in transportation costs and reduced availability of, or increases in, the price of oil or other fuels; competition, including with respect to retail and shelf space; the changing retail environment and the growing presence of alternative retail channels; the successful development of new products and processes; adverse changes in the global climate or extreme weather conditions; the impact of the restatements of our previously issued financial statements on our reputation and relationships with investors, suppliers, customers and other parties; our ability to remediate the material weakness in our internal control over financial reporting in a timely manner; and other risks and uncertainties described in Part I, Item 1A of Amendment No. 1 to our Annual Report Form 10-K for the year ended December 28, 2024 filed with the SEC on August 7, 2025. Forward-looking statements speak only as of the date of this Quarterly Report, and we undertake no obligation to publicly update them except as required by law.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q/A, management of the Company, with the participation of its Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO and our CFO have concluded that, as of March 29, 2025, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described in Item 9A of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 28, 2024 filed with the SEC on August 7, 2025.

Remediation of Material Weakness in Internal Control Over Financial Reporting

The Company is committed to addressing the material weakness described above and has begun to implement changes in processes designed to improve its internal control over financial reporting. To remediate the material weakness, we are designing and implementing a new control over Inventory and Cost of goods sold that includes a specific activity to validate the reliability of system-generated information used in the execution of the control.

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
Changes in Internal Control Over Financial Reporting

During the quarter ended March 29, 2025, we implemented an enterprise resource planning (ERP) system upon exit of our transition services agreement with Kellanova. Consequently, the control environment was modified to incorporate the controls contained within our new ERP system. Except for the foregoing, there have been no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 7, 2025