Form 10-Q
period 2025-06-28
WK Kellogg Co
filed 2025-08-07
CIK 1959348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
Yes  ☐    No  ☒
As of July 30, 2025 — 86,416,394 shares of the registrant's common stock were outstanding

WK KELLOGG CO

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
WK KELLOGG CO
CONSOLIDATED BALANCE SHEET (Unaudited)
(millions, except per share data)

	June 28, 2025	December 28, 2024
Current assets
Cash and cash equivalents	$120	$47
Accounts receivable, net	200	199
Inventories	393	367
Other current assets	29	27
Total current assets	742	640
Property, net	824	786
Operating lease right-of-use assets	116	113
Goodwill	53	53
Other intangibles	57	57
Postretirement plan assets	306	301
Other assets	26	33
Total assets	$2,124	$1,983
Current liabilities
Notes payable	$26	$51
Current maturities of long-term debt	36	24
Accounts payable	494	520
Accrued advertising and promotion	83	98
Accrued salaries and wages	33	61
Other current liabilities	77	97
Total current liabilities	749	851
Long-term debt	681	460
Long-term operating lease obligations	94	95
Deferred income taxes	81	83
Pension liability	120	124
Other liabilities	54	42
Commitments and contingencies (Note 12)
Equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized Issued: 86,240,872 shares as of June 28, 2025 and 86,101,154 shares as of December 28, 2024	—	—
Capital in excess of par value	359	343
Retained earnings	26	27
Accumulated other comprehensive loss	(40)	(42)
Total equity	345	328
Total liabilities and equity	$2,124	$1,983
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(millions, except per share data)

	Quarter ended		Year-to-date period ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
		(As Restated)		(As Restated)
Net sales	$613	$672	$1,276	$1,379
Cost of goods sold	446	469	916	971
Selling, general and administrative expense	143	149	298	306
Restructuring costs	14	—	28	—
Operating profit (loss)	10	54	34	102
Interest expense	6	8	9	16
Other income, net	7	4	12	10
(Loss) Income before income taxes	11	50	37	96
Income tax expense (benefit)	3	13	8	25
Net income (loss)	$8	$37	$29	$71
Per share amounts:
Basic earnings (loss)	$0.09	$0.43	$0.34	$0.82
Diluted earnings (loss)	0.09	0.42	0.33	0.81
Average shares outstanding:
Basic	86	86	86	86
Diluted	88	88	88	87
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(millions)

	Quarter ended			Year-to-date period ended
	June 28, 2025			June 28, 2025
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)	$11	$(3)	$8	$37	$(8)	$29
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during this period	8	—	8	8	—	8
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges arising during this period	(2)	—	(2)	(6)	1	(5)
Reclassification to interest expense	—	—	—	1	—	1
Postretirement and postemployment benefits:
Reclassification to net income:
Prior service cost	(2)	1	(1)	(3)	1	(2)
Comprehensive income (loss)	$15	$(2)	$13	$37	$(6)	$31

	Quarter ended			Year-to-date period ended
	June 29, 2024			June 29, 2024
	(As Restated)			(As Restated)
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)	$50	$(13)	$37	$96	$(25)	$71
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during this period	(3)	1	(2)	(6)	2	(4)
Postretirement and postemployment benefits:
Reclassification to net income:
Prior service cost	(1)	—	(1)	(2)	—	(2)
Comprehensive income	$46	$(12)	$34	88	(23)	65
See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
(millions)

	Quarter ended June 28, 2025
	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)	shares	amount
Balance, March 29, 2025	86	$—	$353	$33	$(45)	$341
Net income (loss)	—	—	—	8	—	8
Dividends declared ($0.165 per share)	—	—	—	(14)	—	(14)
Other comprehensive income (loss)	—	—	—	—	5	5
Stock compensation	—	—	5	(1)	—	4
Share issuance	—	—	1	—	—	1
Balance, June 28, 2025	86	$—	$359	$26	$(40)	$345

	Year-to-date period ended June 28, 2025
	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)	shares	amount
Balance, December 28, 2024	86	$—	$343	$27	$(42)	$328
Net income	—	—	—	29	—	29
Spin-Off related adjustment	—	—	4	—	—	4
Dividends declared ($0.33 per share)	—	—	—	(28)		(28)
Other comprehensive income (loss)	—	—	—	—	2	2
Stock compensation			10	(2)	—	8
Stock issuance	—	—	2	—	—	2
Balance, June 28, 2025	86	$—	$359	$26	$(40)	$345

WK KELLOGG CO
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
(millions)

	Quarter ended June 29, 2024
	(As Restated)
	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)	shares	amount
Balance, March 30, 2024	86	$—	$329	$23	$(32)	$320
Net income	—	—	—	37	—	37
Dividends declared ($0.16 per share)	—	—	—	(13)		(13)
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Stock compensation	—	—	5	(1)	—	4
Share issuance	—	—	1	—	—	1
Balance, June 29, 2024	86	$—	$335	$46	$(36)	$345

	Year-to-date period ended June 29, 2024
	(As Restated)
	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
(unaudited)	shares	amount
Balance, December 30, 2023	86		$327	$3	$(28)	$302
Net income	—	—	—	71	—	71
Dividends declared ($0.32 per share)	—	—	—	(27)	—	(27)
Other comprehensive income	—	—	—	—	(8)	(8)
Stock compensation	—	—	6	(1)	—	5
Share issuances	—	—	2	—	—	2
Balance, June 29, 2024	86	$—	$335	$46	$(36)	$345

See accompanying Notes to Unaudited Consolidated Financial Statements.

WK KELLOGG CO
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(millions)

	Year-to-date period ended
	June 28, 2025	June 29, 2024
		(As Restated)
Operating activities
Net income	$29	$71
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	44	39
Pension and postretirement plan benefit	(17)	(18)
Deferred income taxes	—	1
Stock compensation	10	6
Restructuring costs	26	—
Other	3	5
Pension plan contributions	(6)	(10)
Changes in operating assets and liabilities:
Trade receivables	3	36
Inventories	(24)	(26)
Accounts payable	—	(4)
Income taxes payable	(17)	5
Accrued advertising and promotion	(15)	(32)
Accrued salaries and wages	(29)	(22)
All other assets and liabilities	9	(14)
Net cash provided by (used in) operating activities	16	37
Investing activities
Additions to properties	(124)	(47)
Net cash provided by (used in) investing activities	(124)	(47)
Financing activities
Proceeds from borrowings under the Credit Agreement	245	—
Repayment of borrowings under the Credit Agreement	(12)	(6)
Issuances of notes payable, with maturities greater than 90 days	145	—
Reductions of notes payables, with maturities greater than 90 days	(171)	—
Issuances of common stock	2	2
Dividends paid	(28)	(27)
Other	—	1
Net cash provided by (used in) financing activities	181	(30)
Effect of exchange rate changes on cash and cash equivalents	—	(2)
Increase (decrease) in cash and cash equivalents	73	(42)
Cash and cash equivalents at beginning of period	47	89
Cash and cash equivalents at end of period	$120	$47

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$24	$17
Supplemental cash flow disclosures of non-cash financing activities:
Operating lease liabilities arising from obtaining right of use assets	$19	$52
See accompanying Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
for the quarter ended June 28, 2025 (unaudited)
Note 1 Accounting policies
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements reflect the results of operations, financial position and cash flows of the Company prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The unaudited interim financial information of the Company included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included within the 2024 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K filed on August 7, 2025 ("2024 Annual Report").
The balance sheet information at December 28, 2024 was derived from our audited consolidated financial statements, but does not include all disclosures required by GAAP. The results of operations for the quarter and year-to-date period ended June 28, 2025 are not necessarily indicative of the results to be expected for other interim periods or the full year ending January 3, 2026.
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

Additionally, the Company is correcting certain items that were previously identified and concluded as immaterial, individually and in the aggregate, to its consolidated financial statements as of and for the fiscal year ended December 28, 2024. These items primarily relate to cash, notes payable and accounts payable misclassifications. These items impact cash amounts reflected on the consolidated balance sheet, and therefore impact net cash provided by (used in) operating activities and net cash provided by (used in) financing activities within the consolidated statement of cash flows for each respective period. As a result, the Company has included the restated unaudited consolidated financial statements of the Company for the fiscal quarter ended June 29, 2024.

The effects of the restatements on the Unaudited Consolidated Statement of Income and the Unaudited Consolidated Statement of Comprehensive Income for the quarter and year-to-date period ended June 29, 2024 are as follows:

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
Note: The Company's Consolidated Statements of Equity were also affected by the restated net income amounts for the periods presented above.

The effects of the restatements on the Unaudited Consolidated Statement of Cash Flows for the year-to-date period June 29, 2024 are as follows:

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
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows. As of June 28, 2025, $146 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 28,

2024, $132 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
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
The Company has no retained interest in the receivables sold; however, the Company does have collection and administrative responsibilities for the receivables sold. The Company has not recorded any servicing assets or liabilities as of June 28, 2025 and December 28, 2024 for these agreements, as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $300 million and $307 million remained outstanding under these arrangements as of June 28, 2025 and December 28, 2024, respectively. The proceeds from these sales of receivables are included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $4 million and $8 million for the quarter and year-to-date period ended June 28, 2025, respectively, and $5 million and $9 million for the quarter and year-to-date period ended June 29, 2024, respectively. The recorded loss is included in Other income (expense), net ("OIE") in the Unaudited Consolidated Statement of Income.
A portion of cash received related to the accounts receivable monetization program is restricted as part of the Extended Terms Program collateralization agreement. As of June 28, 2025 and December 28, 2024, the amount of restricted cash was $7 million and $15 million, respectively, and is included in Cash and cash equivalents in the Unaudited Consolidated Balance Sheets.
Note 3 Equity
Earnings per share
Basic earnings (loss) per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock consist principally of unvested restricted stock units and unvested performance stock units. Computations of diluted earnings per share should not give effect to any dilutive potential shares of common stock that would have the effect of increasing earnings per share (or decreasing the loss per share). There were approximately two million dilutive shares and no anti-dilutive shares for each of the quarter and year-to-date period ended June 28, 2025 and June 29, 2024. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarter and year-to-date periods ended June 28, 2025 and June 29, 2024.
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
AOCI as of June 28, 2025 and December 28, 2024 consisted of the following:

(millions)	June 28, 2025	December 28, 2024
Foreign currency translation adjustments	$(41)	$(49)
Cash flow hedges — net deferred gain (loss)	(1)	5
Postretirement and postemployment benefits:
Net experience gain (loss)	1	(2)
Prior service credit (cost)	1	4
Total accumulated other comprehensive income (loss)	$(40)	$(42)
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
For the quarter and year-to-date periods ended June 28, 2025, the Company recorded total charges of $14 million and $28 million, respectively, as Restructuring costs on the Unaudited Consolidated Statement of Income. The Company did not have any restructuring projects during the quarter ended June 29, 2024.
The table below provides the details for the charges incurred during the quarter and year-to-date periods ended June 28, 2025 and June 29, 2024 and total project costs to date:

	Quarter ended		Year-to-date period ended		Project costs to date
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Employee related costs	$—	$—	$—	$—	$20
Pension curtailment (gain) loss, net	—	—	—	—	3
Asset related costs	13	—	27	—	58
Other costs	1	—	1	—	3
Total	$14	$—	$28	$—	$84
Employee related costs consist of severance and other termination benefits. Pension curtailment (gain) loss consists of a curtailment loss that resulted from restructuring plan initiatives. Asset related costs consisted primarily of accelerated depreciation associated with restructuring assets, asset write-offs and impairments. Other costs incurred consist primarily of legal and consulting fees.
As of June 28, 2025 total project reserves were $21 million, related to expected severance payments and other costs of which a substantial portion will be paid in 2026. Employee related cost accruals are recorded to Other current liabilities and Other liabilities within the Unaudited Consolidated Balance Sheet. Other cost accruals are recorded to Accounts payable and Other current liabilities within the Unaudited Consolidated Balance Sheet. The following table provides details for exit cost reserves:

(millions)	Employee Related Costs	Pension curtailment (gain) loss, net	Asset Related Costs	Other Costs	Total
Liability as of December 28, 2024	$20	$—	$—	$1	$21
2025 restructuring charges	—	—	27	1	28
Cash payments	—	—	—	(1)	(1)
Non-cash charges and other	—	—	(27)	—	(27)
Liability as of June 28, 2025	$20	$—	$—	$1	$21
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
The following tables present the pension expense and nonpension postretirement income directly attributable to the Company for the quarter and year-to-date period ended June 28, 2025 and June 29, 2024:
Pension

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$2	$2	$4	$4
Interest cost	7	7	14	14
Expected return on plan assets	(8)	(9)	(16)	(18)
Amortization of unrecognized prior service cost	—	1	1	2
Total pension expense	$1	$1	$3	$2

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$1	$1	$2	$2
Interest cost	6	6	12	12
Expected return on plan assets	(15)	(15)	(30)	(30)
Amortization of unrecognized prior service cost	(2)	(2)	(4)	(4)
Total postretirement benefit income	$(10)	$(10)	$(20)	$(20)

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
June 28, 2025	$6	$—	$6
June 29, 2024	$7	$—	$7
Year-to-date period ended:
June 28, 2025	$6	$—	$6
June 29, 2024	$10	$—	$10
Full year:
Fiscal year 2025 (projected)	$19	$—	$19
Fiscal year 2024 (actual)	$24	$—	$24
Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 6 Operating leases
The Company leases certain warehouses, equipment, vehicles, and office space primarily through operating lease agreements. The Company recorded operating lease costs of $8 million and $15 million for the quarter and year-to-date period ended June 28, 2025, respectively, and $4 million and $7 million for the quarter and year-to-date period ended June 29, 2024, respectively.

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$3	$14	$5
Right-of-use assets obtained in exchange for operating lease liabilities:
New leases	$1	$16	$19	$52
Modified leases	$—	$—	$—	$—
At June 28, 2025 future maturities of operating leases were as follows:

(millions)	Operating leases
2025 (remaining)	$13
2026	29
2027	28
2028	22
2029	19
2030 and beyond	21
Total minimum payments	$132
Less interest	(16)
Present value of lease liabilities	$116
Weighted-average remaining lease term - operating leases	4.9 years
Weighted-average discount rate - operating leases	5.7%
During the first quarter of 2025, the Company entered into a lease agreement with an unrelated third party for a distribution center previously leased by Kellanova. The lease was subleased directly from Kellanova as outlined in the Separation and Distribution Agreement. Payments for this lease are made on a monthly basis. Prior to the execution of this lease, use of the distribution center was managed under the transition services agreement that the Company entered into with Kellanova in connection with the Spin-Off (the "Transition Services Agreement").
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

Note 7 Debt

The following table presents the components of debt balances, net of issuance costs:

(millions)	June 28, 2025	December 28, 2024
Credit Facility term loan	$717	$484
Credit Facility notes payable	23	48
Other notes payable	3	3
Total borrowings	$743	$535

In September of 2023, the Company entered into a Credit Agreement, consisting of a $500 million term loan (the "Term Loan"), a $250 million delayed draw term loan ("Delayed Term Loans"), and a $350 million equivalent multicurrency revolving credit facility (collectively, the “Credit Facility”). During the first and second quarters of 2025, the Company incurred an additional $245 million of borrowings related to the Delayed Term Loans, which will amortize in initial quarterly installments of 1.25% of the principal balance beginning in September 2025, with step-up amounts beginning in March of 2027, through the maturity date in September 2028. Additionally, for the year-to-date period ended June 28, 2025, the Company made $12 million in payments on the term loan as required under the Credit Facility. Total remaining borrowings available under the Credit Facility as of June 28, 2025 was $332 million.
Note 8 Income taxes
The Company's consolidated effective tax rate for the quarter and year-to-date period ended June 28, 2025 was 25.4% and 22.7%, respectively. The consolidated effective tax rate for the quarter and year-to-date period ended June 29, 2024 was 26.8% and 26.4%, respectively. The Company's income tax expense is impacted by the level and mix of earnings among tax jurisdictions. The rate differed from the U.S. statutory rate primarily due to the impact of US state taxes and the impact of deductible stock compensation.
On July 4, 2025, Public Law No. 119-21, referred to as the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA modified and extended certain provisions of the 2017 Tax Cuts and Jobs Act. OBBBA has varying effective dates and only certain provisions will impact the consolidated financial statements as of December 31, 2025. At this time, the Company is currently evaluating the impact of the OBBBA.
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
Total notional amounts of the Company’s derivative instruments as of June 28, 2025 and December 28, 2024 were as follows:

(millions)	June 28, 2025	December 28, 2024
Foreign currency exchange contracts	$323	$284
Commodity contracts	106	14
Interest rate contracts	425	250
Total	$854	$548
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at June 28, 2025 and December 28, 2024, measured on a recurring basis.
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
The following table presents assets and liabilities that were measured at fair value in the Unaudited Consolidated Balance Sheet on a recurring basis as of June 28, 2025 and December 28, 2024:
Derivatives designated as hedging instruments

	June 28, 2025			December 28, 2024
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Interest rate contracts:
Other current assets	$—	$1	$1	$—	$2	$2
Other assets	—	—	—	—	3	3
Total assets	$—	$1	$1	$—	$5	$5
Liabilities:
Interest rate contracts:
Other liabilities	—	2	2	—	—	—
Total liabilities	$—	$2	$2	$—	$—	$—
Derivatives not designated as hedging instruments

	June 28, 2025			December 28, 2024
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$4	$4	$—	$4	$4
Other assets	—	1	1	—	1	1
Total assets	$—	$5	$5	$—	$5	$5
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$3	$3	$—	$3	$3
Other liabilities	—	1	1	—	—	—
Total liabilities	$—	$4	$4	$—	$3	$3
Derivatives designated as hedging instruments
The effect of derivative instruments on the Company's Unaudited Consolidated Statement of Income and Unaudited Consolidated Statement of Comprehensive Income for the quarters ended June 28, 2025 and June 29, 2024 was as follows:

	Gain (loss) recognized in AOCI		Gain (loss) reclassified from AOCI into income		Location of gain (loss) reclassified from AOCI into income
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest rate contracts	$(2)	$—	$—	$—	Interest expense

The effect of derivative instruments on the Company's Unaudited Consolidated Statement of Income and Unaudited Consolidated Statement of Comprehensive Income for the year-to-date periods ended June 28, 2025 and June 29, 2024 was as follows:

	Gain (loss) recognized in AOCI		Gain (loss) reclassified from AOCI into income		Location of gain (loss) reclassified from AOCI into income
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest rate contracts	$(6)	$—	$1	$—	Interest expense
During the next 12 months, the Company expects approximately $1 million of net deferred gains reported in accumulated other comprehensive income (AOCI) at June 28, 2025, to be reclassified to interest expense.
Derivatives not designated as hedging instruments
The effect of derivative instruments on the Company's Unaudited Consolidated Statement of Income for the quarters ended June 28, 2025 and June 29, 2024 was as follows:

	Gain (loss) recognized in cost of goods sold		Gain (loss) recognized in other income (expense), net
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Commodity contracts	$(1)	$(1)	$—	$—
Foreign currency derivatives	$1	$(2)	$(2)	$—
The effect of derivative instruments on the Company's Unaudited Consolidated Statement of Income for the year-to-date periods ended June 28, 2025 and June 29, 2024 was as follows:

	Gain (loss) recognized in cost of goods sold		Gain (loss) recognized in other income (expense), net
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Commodity contracts	$—	$(1)	$—	$—
Foreign currency derivatives	$1	$(2)	$(1)	$—
Counterparty credit risk concentration and collateral requirements
The Company could incur losses in the event of nonperformance by counterparties to over-the-counter ("OTC") financial and commodity derivatives contracts. Management believes risk of loss with respect to derivative contracts is limited due to the use of master netting agreements with credit-ratings based collateralization requirements for OTC derivatives and the use of exchange-traded commodity contracts. As of June 28, 2025, the Company was not in a material net asset position with any OTC derivatives counterparties.
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

Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales
United States	$529	$589	$1,114	$1,212
Canada	75	75	145	150
Other	9	8	17	17
Consolidated	$613	$672	$1,276	$1,379

(millions)	June 28, 2025	December 28, 2024
Long-lived assets
United States	$623	$624
Canada	166	129
Other	35	33
Consolidated	$824	$786
Note 11 Supplemental financial statement data

Unaudited Consolidated Balance Sheet

(millions)	June 28, 2025	December 28, 2024
Trade receivables	$167	$169
Allowance for expected credit losses	(1)	(1)
Other receivables	34	31
Accounts receivable, net	$200	$199
Raw materials	$49	$49
Manufacturing supplies	53	53
Materials in process	16	22
Finished goods	275	243
Inventories	$393	$367
Property, cost	$2,850	$2,754
Accumulated depreciation	(2,026)	(1,968)
Property, net	$824	$786
Obligations under Transition Services Agreement	1	8
Operating lease obligations	22	18
Income taxes payable	—	17
Other	54	54
Other current liabilities	$77	$97

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

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at June 28, 2025. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

Note 13 Subsequent events

Proposed Merger

On July 10, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ferrero International S.A., a Luxembourg public limited company ("Parent") and Frosty Merger Sub, Inc., a Delaware corporation and a wholly owned indirect subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned indirect subsidiary of Ferrero. (the "Merger").

Under the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of the Company’s common stock that is issued and outstanding prior to the Effective Time (other than any shares of common stock that are held by the Company as treasury stock or owned by Parent, Merger Sub or any other subsidiaries thereof, or any shares of common stock as to which appraisal rights have been properly exercised in accordance with Delaware law) will be automatically cancelled, extinguished and converted into the right to receive $23.00 per share in cash without interest thereon and (ii) each share of common stock that is held by the Company as treasury stock or owned by Parent, Merger Sub or any other subsidiaries thereof, in each case, as of the Effective Time, will be automatically cancelled and extinguished without any conversion thereof or consideration paid therefor.

The closing of the Merger is conditioned on certain conditions, including the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock at a meeting of Company shareowners, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, receipt of certain other regulatory approvals and clearances by government authorities, the receipt of certain tax-related opinions and waivers and other customary closing conditions for a transaction of this type.

The Merger Agreement contains certain customary termination rights for the Company and Parent, including (i) if the Merger is not consummated by 11:59 p.m., New York City time on January 10, 2026 (subject to an automatic extension until July 10, 2026, under certain circumstances for the purpose of obtaining certain regulatory approvals, in either case, the “Termination Date”) or (ii) if the requisite shareowner approval is not obtained. In addition, (x) subject to compliance with certain terms of the Merger Agreement, the Merger Agreement may be terminated by the Company (prior to obtaining the requisite shareowner approval) in order to enter into a definitive agreement providing for a Superior Proposal (as defined in the Merger Agreement) and (y) subject to compliance with certain terms of the Merger Agreement, the Merger Agreement may be terminated by Parent (prior to obtaining the requisite shareowner approval) if the Company’s board of directors (the “Board”) changes its recommendation to the Company’s shareowners to vote to adopt the Merger Agreement.

Additionally, the Merger Agreement provides that the Company will be required to pay Parent a termination fee in an amount equal to $73,543,400, (i) if the Merger Agreement is terminated due to the Company accepting a Superior Proposal, (ii) if the Merger Agreement is terminated due to the Board changing its recommendation to the Company’s shareowners to vote to adopt the Merger Agreement or (iii) if the Merger Agreement is terminated (A) (x) due to a failure to obtain the requisite shareowner approval at a meeting of Company’s shareowners, (y) due to an uncured breach of the Company’s representations, warranties and covenants set forth in the Merger Agreement and the requisite shareowner approval has not been obtained at the time of such termination or (z) at the Termination Date and the requisite shareowner approval has not been obtained at the time of such termination, (B) prior to the termination, a third party shall have publicly announced or provided to the Board an Acquisition Proposal (as defined in the Merger Agreement), which Acquisition Proposal has not been withdrawn within five business day of the meeting of the Company's shareowners or the termination of the Merger Agreement, as the case may be, and (C) within 12 months of such termination of the Merger Agreement, the Company enters into a definitive agreement for any alternate acquisition transaction or such transaction is consummated.

Parent will be required to pay the Company a termination fee in an amount equal to $105,062,000, (i) if the Merger Agreement is terminated due to the Merger not being consummated by the Termination Date and, if at the Termination Date, any regulatory condition to closing is not satisfied due to a legal prohibition with respect to the Merger arising under antitrust laws but all other conditions to the closing of the Merger have been satisfied or (ii) if the Merger Agreement is terminated as a result of a final and non-appealable legal prohibition with respect to the Merger arising under antitrust laws.

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

Restatement of Previously Issued Financial Statements
As reported in Amendment No. 1 to our Form 10-K for the year ended December 28, 2024, filed on August 7, 2025, the Company has restated its unaudited consolidated financial statements for the quarter and year-to-date period ended June 29, 2024. As a result, the financial information for the quarter and year-to-date period ended June 29, 2024 included within this MD&A reflects the previously reported restatement. See the sections entitled “Restatement of Previously Issued Consolidated Financial Statements” in Note 1 “Description of the Company and Basis of Presentation” and Note 11 “Supplemental Financial Data” to the Unaudited Consolidated Financial Statements contained in Part I, Item 1. Financial Statements of this Form 10-Q for further detail.
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

Proposed merger
On July 10, 2025, the Company entered into the Merger Agreement, pursuant to which (and subject to the terms and conditions set forth in the Merger Agreement) Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation. Each share of common stock of the Company that is issued and outstanding as of immediately prior to the Effective Time (other than any shares that are held by the Company as treasury stock or owned by Parent, Merger Sub or any other subsidiaries thereof, or any shares as to which appraisal rights have been properly exercised in accordance with Delaware law) will be automatically cancelled, extinguished and converted into the right to receive $23.00 per share in cash without interest thereon.

The closing of the Merger is subject to approval by the Company's shareowners, regulatory approvals and clearances and other customary closing conditions. Currently, the Company expects the Merger to close in the second half of 2025; however, the exact timing of the completion of the Merger, cannot be predicted with any certainty.

For further discussion about the Merger, see Note 10 Subsequent Events to the Notes to our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report and our Current Report on Form 8-K filed with the SEC on July 10, 2025. See the section entitled, “Risk Factors,” included under Part II, Item 1A of this Quarterly Report for more information regarding risks associated with the Merger.

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
Key Factors Affecting Our Business
We believe key industry and economic factors that are currently impacting our business, and which in the near term are expected to continue to impact our business, include the following:

Trade relations. The global trade environment remains uncertain and rapidly evolving. During 2025, the U.S. government issued executive orders directing the imposition of new or increased tariffs on imports from Canada, Mexico and China. The U.S. could elect to further raise the tariffs should any country choose to retaliate. Currently, most of our cross-border transactions are exempt from tariffs under the suspension provided by the administration for goods eligible for duty-free trade under the United States-Mexico-Canada Agreement (“USMCA”), however, there can be no assurance that this suspension will remain in place indefinitely. Given our global supply chain operations, we are closely monitoring these actions as there remains the possibility that, at any time and with little or no prior notice, the current tariffs may be expanded, exceptions to the current tariffs could change, or new or additional retaliatory measures are taken by other countries in response to the U.S. tariffs, which could cause an increase our cost of goods sold and/or cause us to take cost-mitigation measures, including shifts in our sourcing and pricing strategies. Tariff-related costs incurred through the first half of 2025 were immaterial to the Unaudited Consolidated Statement of Income.
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
The conflict in the Middle East, along with the war in Ukraine and the related sanctions, have also contributed to global economic and geopolitical uncertainty. The Company is a North American-focused company with no direct exposure to Russia, Ukraine or the Middle East. However, sanctions imposed by the United States on Russian oil and gas imports, as well as disruption to Ukraine’s wheat and other agricultural supply due to the ongoing military conflict, could cause further inflation of our commodity costs. More recently, actual and potential shifts in U.S. and foreign trade, economic and other policies, including the imposition (or threatened imposition) of tariffs, as discussed above, may lead to additional macroeconomic uncertainty.

Regulatory. Our facilities and products are subject to laws and regulations administered by the United States Food and Drug Administration (“FDA”). On April 22, 2025, the FDA announced its plan to establish a national standard and timeline for the food industry to eliminate food, drug and cosmetic colors ("FD&C colors") from manufactured food products and to accelerate authorization of new natural color additives. We currently utilize FD&C colors in certain products, in compliance with existing FDA laws and regulations. The Company is currently assessing the operational and financial impact of the FDA’s announcement, and to date, the FDA has not provided a timeline over which this phase out would take place. The elimination of FD&C colors from our products would likely increase our costs to manufacture and result in additional capital expenditures, including new equipment and costs to reconfigure our facilities and manufacturing processes to accommodate ingredients which may have different storage and other processing requirements. We have previously committed to reformulating our cereals served in K-12 schools to exclude FD&C colors by the 2026-2027 school year and updated our innovation program to exclude FD&C colors from any new products beginning in January of 2026, and we remain committed to removing FD&C colors from the foods we manufacture today by the end of 2027.
Highly competitive environment. Our business is concentrated primarily in a single product category that faces intense competition. The principal aspects of our business where we experience competition include brand recognition, taste, nutritional value, price, promotion, innovation, shelf space and customer service. We have competition from both branded and private label product offerings. Our ability to successfully compete in the marketplace is dependent on our strategic execution on the items above. Throughout 2025 we have experienced a challenging operating environment and we continue to proactively manage our business to address these challenges.
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

Significant items impacting comparability
Mark-to-market on foreign exchange, commodity hedges and pension
The Company recognizes mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. The Company recorded a pre-tax mark-to-market gain of $1 million for the quarter and year-to-date period ended June 28, 2025. The Company recorded a pre-tax mark-to-market loss of $2 million for the quarter and year-to-date period ended June 29, 2024.

Separation costs
The Company incurred pre-tax charges related to the Spin-Off, primarily related to transition costs associated with the Transition Services Agreement of $8 million and $23 million for the quarter and year-to-date period ended June 28, 2025. The Company incurred pre-tax charges related to the Spin-Off, primarily related to transition and spin-related employee costs under the Transition Services Agreement of $8 million and $16 million for the quarter and year-to-date period ended June 29, 2024.

Business portfolio realignment and restructuring costs
The Company incurred restructuring and non-restructuring costs related to a reconfiguration of its supply chain network designed to drive increased productivity, resulting in pre-tax charges of $18 million and $34 million for the quarter and year-to-date period ended June 28, 2025. The Company incurred pre-tax non-restructuring costs related to a reconfiguration of its supply chain network designed to drive increased productivity of $2 million and $3 million quarter and year-to-date period ended June 29, 2024.

Other (income) expense, net
The Company excludes the impact of all non-operating items from its Adjusted EBITDA calculation, which primarily includes pension-related (income) expense, net and financing fees. As a result, other income of $7 million and $12 million was excluded for the quarter and year-to-date period ended June 28, 2025. Other income of $4 million and $10 million was excluded for the quarter and year-to-date period ended June 29, 2024

Foreign currency translation
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

Net Income
The following tables provide an analysis of net income performance for the quarters and year-to-date periods ended June 28, 2025 and June 29, 2024:

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
		(As Restated)		(As Restated)
Reported net income (loss)	$8	$37	$29	$71
Interest expense	6	8	9	16
Income tax expense (benefit)	3	13	8	25
Depreciation and amortization expense	22	19	44	39
EBITDA	$39	$76	$91	$150
(Gain) loss on mark-to-market foreign exchange and commodity hedges	(1)	2	(1)	2
Other income, net	(7)	(4)	(12)	(10)
Separation costs	8	8	23	16
Business portfolio realignment and restructuring costs	18	2	34	3
Adjusted EBITDA	$57	$83	$134	$161
Note: Tables may not foot due to rounding.
Business portfolio realignment and restructuring costs include approximately $14 million and $28 million of restructuring costs for the quarter and year-to-date period ending June 28, 2025, respectively.

Reported net income (loss) for the quarter ended June 28, 2025 decreased approximately 78% compared to the prior year quarter as a result of a variety of factors, including a decline in net sales, unplanned downtime within our supply chain operations and incremental restructuring costs of $14 million, offset by corresponding tax impacts. After excluding the impacts of income tax expense, interest expense and depreciation, EBITDA decreased 49% compared to the prior year quarter. Adjusted EBITDA, which excludes the impacts of mark-to-market, other (income) expense, business portfolio realignment and restructuring costs and separation costs, decreased 31% compared to the prior year quarter.

Reported net income for the year-to-date period ended June 28, 2025 decreased approximately 59% compared to the prior year quarter as a result of a variety of factors, including a decline in net sales, unplanned downtime within our supply chain operations and incremental restructuring costs of $28 million, offset by corresponding net tax impacts. After excluding the impacts of income tax expense, interest expense and depreciation, EBITDA decreased 39% compared to the prior year quarter. Adjusted EBITDA, which excludes the impacts of mark-to-market, other (income) expense, business portfolio realignment and restructuring costs and separation costs, decreased 18% compared to the prior year-to-date period.
Margin performance
Our gross profit and gross profit margin performance for the quarters ended June 28, 2025 and June 29, 2024 are as follows:

	June 28, 2025		June 29, 2024		GM change vs. prior year (pts.)
Quarter ended			(As Restated)
(millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$166	27.2%	$202	30.1%	(2.9)
(Gain) loss on mark-to-market foreign exchange and commodity hedges	(1)	(0.1)%	2	0.3%	(0.4)
Separation costs	1	0.2%	4	0.5%	(0.3)
Business portfolio realignment and restructuring costs	4	0.7%	1	0.1%	0.6
Adjusted	$171	28.0%	$208	31.0%	(3.0)
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter decreased 290 basis points compared to prior year-quarter, driven by a decline in net sales and unplanned downtime within our supply chain operations. Adjusted gross margin, which excludes mark-to-market impacts on commodities and foreign exchange hedges, business portfolio realignment and restructuring costs and separation costs decreased 300 basis points versus prior year quarter.

Our gross profit and gross profit margin performance for the year-to-date periods ended June 28, 2025 and June 29, 2024 were as follows:

	June 28, 2025		June 29, 2024		GM change vs. prior year (pts.)
Year-to-date period ended			(As Restated)
(millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$360	28.2%	$408	29.6%	(1.4)
(Gain) loss on mark-to-market foreign exchange and commodity hedges	(1)	(0.1)%	2	0.1%	(0.2)
Separation costs	6	0.5%	6	0.4%	0.1
Business, portfolio realignment and restructuring costs	7	0.5%	2	0.2%	0.3
Adjusted	$371	29.1%	$417	30.3%	(1.2)
Note: Tables may not foot due to rounding.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year-to-date period decreased 140 basis points versus the prior year driven by a decline in net sales and unplanned downtime within our supply chain operations. Adjusted gross margin decreased 120 basis points versus the prior year-to-date period, which excludes mark-to-market impacts on commodities and foreign exchange hedges, business, portfolio realignment and restructuring costs and separation costs.

Net sales

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Reported net sales	$613	$672	$1,276	$1,379
Foreign currency impact	—		5
Organic net sales	$613	$672	$1,280	$1,379

% change - 2025 vs. 2024:
Reported net sales growth	(8.8)%		(7.5)%
Foreign currency impact	—%		(0.4)%
Organic growth	(8.8)%		(7.1)%
Volume (tonnage)	(8.1)%		(8.3)%
Pricing/mix	(0.7)%		1.2%
Note: Tables may not foot due to rounding.
Reported net sales for the quarter ended June 28, 2025 decreased approximately 8.8% compared to the prior year quarter. Volume declined approximately 8.1% compared to the prior year quarter, and price/mix decreased 0.7% reflecting price elasticity.
Reported net sales for the year-to-date period ended June 28, 2025 decreased approximately 7.5% compared to the prior year quarter. After excluding the impact of foreign currency, organic net sales decreased approximately 7.1%. Volume declined approximately 8.3% compared to the prior year quarter, reflecting price elasticity. This decline in volume was partially offset by revenue growth management initiatives, resulting in favorable price/mix of 1.2%.

Selling, general and administrative expense

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Selling, general & administrative expense	$143	$149	$298	$306

% change - 2025 vs. 2024:
Selling, general & administrative expense increase (decrease)	(4.0)%		(2.6)%
Selling, general and administrative expense for the quarter ended June 28, 2025 was $143 million compared to $149 million during the quarter ended June 29, 2024, driven by a decrease in advertising and promotional expense of $5 million due to timing of promotional campaigns. Selling, general and administrative expense for the quarters ended June 28, 2025 and June 29, 2024 was 23% and 22% of net sales, respectively.
Selling, general and administrative expense for the year-to-date period ended June 28, 2025 was $298 million compared to $306 million during the year-to-date period ended June 29, 2024, driven by a decrease in advertising and promotion expense of $10 million due to timing of promotional expenses, offset by incremental separation costs of $7 million as the Company incurred additional expenses to stand-up a dedicated IT infrastructure post Spin-Off. Selling, general and administrative expense for the year-to-date periods ended June 28, 2025 and June 29, 2024 was 23% and 22% of net sales, respectively.
Other income, net
Other income, net consists primarily of pension and postretirement benefit plan related mark-to-market, interest cost, expected return on plan assets, and company financial fees. For the quarter ended June 28, 2025 and June 29, 2024, other income, net was $7 million and $4 million, respectively, driven by a decrease in financial fees and transactional foreign currency losses. For the year-to-date periods ended June 28, 2025 and June 29, 2024, other income, net was $12 million and $10 million, respectively, driven by a decrease in financial fees and transactional foreign currency losses, slightly mitigated by a lower estimated return on pension and postretirement assets.

Income taxes
The Company's consolidated effective tax rate for the quarter and year-to-date period ended June 28, 2025 was 25.4% and 22.7%, respectively. The consolidated effective tax rate for the quarter and year-to-date period ended June 29, 2024 was 26.8% and 26.4%, respectively. The Company's income tax expense is impacted by the level and mix of earnings among tax jurisdictions. The rate differed from the U.S. statutory rate primarily due to the impact of US state taxes and the impact of deductible stock compensation.
On July 4, 2025, Public Law No. 119-21, referred to as the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA modified and extended certain provisions of the 2017 Tax Cuts and Jobs Act. OBBBA has varying effective dates and only certain provisions will impact the consolidated financial statements as of December 31, 2025. At this time, the Company is currently evaluating the impact of the OBBBA.

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
For the quarter and year-to-date period ended June 28, 2025, the Company recorded total restructuring charges of $14 million and $28 million, respectively, which are recorded as Restructuring costs on the Unaudited Consolidated Statement of Income. These charges consisted of asset related costs which include accelerated depreciation and asset write-off and impairment charges, employee severance and other termination benefits, pension curtailment loss, and legal and consulting fees. The Company did not have any restructuring projects during the quarter or year-to-date period ended June 29, 2024.

Liquidity and capital resources
In September of 2023, the Company entered into a Credit Agreement, consisting of a $500 million term loan (the "Term Loan"), a $250 million delayed draw term loan, and a $350 million equivalent multicurrency revolving credit facility (collectively, the “Credit Facility”). During the quarter ended March 29, 2025, the Company borrowed an additional $50 million pursuant to the delayed draw term loan available under the Credit Facility. During the quarter-ended June 28, 2025, the Company borrowed an additional $195 million in delayed draw term loans. These borrowings will amortize in equal quarterly installments of 1.25% beginning in September 2025 through the maturity date in September 2028. As of June 28, 2025, outstanding borrowings under the Credit Facility, net of debt issuance costs, were $740 million, of which $59 million was recognized as a current liability. As of June 28, 2025, there was an additional $332 million of borrowing capacity under the Credit Facility.
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
The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024
		(As Restated)
Net cash provided by (used in):
Operating activities	16	$37
Investing activities	(124)	(47)
Financing activities	181	(30)
Effect of exchange rates on cash and cash equivalents	—	(2)
Net increase (decrease) in cash and cash equivalents	$73	$(42)

Operating activities
Net cash flow provided by operating activities for the quarter ended June 28, 2025, decreased to $16 million, compared to $37 million in the prior year quarter. The change was primarily driven by a reduction in net income and changes in accounts receivable balances as a result of decreased utilization of our Monetization Program.

Investing activities
Net cash used in investing activities was $124 million for the quarter ended June 28, 2025 compared to $47 million in the prior year quarter due to incremental capital spending related to our supply chain optimization restructuring project.

Financing activities
Net cash provided by financing activities for the quarter ended June 28, 2025 was $181 million compared to net cash used in financing activities of $30 million for the quarter ended June 29, 2024. The increase was primarily driven by additional borrowings under the Credit Facility.

In May of 2025 the Board of Directors of the Company declared a dividend of $0.165 per share of common stock, payable on September 12, 2025 to shareowners of record as of the close of business on August 29, 2025.
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

The Company has no retained interest in the receivables sold; however, the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of June 28, 2025 and December 28, 2024 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements. Accounts receivable sold of $300 million and $307 million remained outstanding under these arrangements as of June 28, 2025 and December 28, 2024, respectively. The proceeds from these sales of receivables are included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables was $4 million and $8 million for the quarter and year-to-date period ended June 28, 2025, respectively, and $5 million and $9 million for the quarter and year-to-date period ended June 29, 2024, respectively. The recorded loss is included in Other income (expense), net, on the Unaudited Consolidated Statements of Income.

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

The payment of these obligations by the Company is included in Net cash provided by (used in) operating activities in the Unaudited Consolidated Statements of Cash Flows. As of June 28, 2025, $146 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 28, 2024, $132 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.

Critical accounting estimates
We included a summary of our critical accounting estimates in our 2024 Annual Report. There have been no material changes to the summary provided therein.

Forward-looking statements
This Quarterly Report contains a number of “forward-looking statements” with expectations concerning, among other things, statements regarding the proposed Merger and the expected timetable for completing the Merger; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; the results of the Spin-Off; our strategy, financial principles, and plans; initiatives, improvements and growth; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact and results of the restructuring; the impact of accounting changes and significant accounting estimates; the impact of new or expanded tariffs, including on the macroeconomic environment; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning or the negative thereof. For example, forward-looking statements are found in several sections of this MD&A. Our actual results or activities may differ materially from these predictions.

Our future results could be affected by a variety of other factors, including, among others, the risk that the Merger may not be completed at all or the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including circumstances requiring a party to pay the other a termination fee pursuant to the Merger Agreement; the risk that the conditions to closing of the Merger may not be satisfied or waived; the risk that an approval or clearance by a government authority that may be required for the Merger is not obtained or is obtained subject to conditions that are not anticipated; potential litigation relating to, or other unexpected costs resulting from, the Merger; risks that the proposed Merger disrupts the Company’s current plans and operations; the risk that certain restrictions during the pendency of the Merger may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the diversion of management’s time on transaction-related issues; the risk that any announcements related to the Merger could have adverse effects on the market price of the Company’s common stock, credit ratings or operating results; demand for ready-to-eat cereals; the applicability, timing, magnitude and duration of new or expanded tariffs imposed on imports from, and exports to, Canada and Mexico; supply chain disruptions and increases in costs and/or shortages of raw materials, labor, fuels and utilities as a result of geopolitical, economic, trade policies and regulations, and market conditions; consumers’ perception of our brands or company; business disruptions; our ability to drive our growth targets to increase revenue and profit; our failure to achieve our targeted cost savings and efficiencies from cost reduction initiatives; our failure to achieve the expected benefits from our supply chain modernization efforts; unanticipated costs and negative financial and other impacts of our planned network consolidation; strategic acquisitions, alliances, divestitures or joint ventures or organic growth opportunities we may pursue in the future; material disruptions at one of our facilities; our ability to attract, develop and retain the highly skilled people we need to support our business; a shortage of labor, our failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations that could increase labor costs; an increase in our post-retirement benefit-related costs and funding requirements caused by, among other things, volatility in the financial markets, changes in interest rates and actuarial assumptions; our inability to obtain sufficient capital to grow our business and to increase our revenues; an impairment of the carrying value of goodwill or other acquired intangibles; increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor; increases in transportation costs and reduced availability of, or increases in, the price of oil or other fuels; competition, including with respect to retail and shelf space; the changing retail environment and the growing presence of alternative retail channels; the successful development of new products and processes; adverse changes in the global climate or extreme weather conditions; the impact of the restatements of our previously issued financial statements on our reputation and relationships with investors, suppliers, customers and other parties; our ability to remediate the material weakness in our internal control over financial reporting in a timely manner; and other risks and uncertainties described in Part I, Item 1A of Amendment No. 1 to our Annual Report Form 10-K for the year ended December 28, 2024 filed with the SEC on August 7, 2025. Forward-looking statements speak only as of the date of this Quarterly Report, and we undertake no obligation to publicly update them except as required by law.
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

Refer to disclosures contained within Part I, Item 7A of our 2024 Annual Report for information about market risk to which we are exposed. There were no material changes in the Company’s market risk during the quarter ended June 28, 2025.
Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q, management of the Company, with the participation of its Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and our CFO have concluded that, as of June 28, 2025, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described in Item 9A of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 28, 2024 filed with the SEC on August 7, 2025.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting during the quarter ended June 28, 2025 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2024 Annual Report. The risk factors disclosed in the 2024 Annual Report in addition to the other information set forth in this Quarterly Report, could materially affect our business, financial condition, or results.

We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
On July 10, 2025, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned indirect subsidiary of Parent. Completion of the Merger is subject to a number of closing conditions, including obtaining approval of our shareowners at a special meeting of our shareowners and the receipt of required regulatory approvals. The failure to satisfy these closing conditions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain materiality qualifications) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, covenants regarding operation of our business prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances. Certain conditions to the completion of the pending Merger are not within our or Parent’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). As a result, we cannot assure you that the Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame. Refer to Note 10 Subsequent Events to our Unaudited Consolidated Financial Statements located in Item 1 of Part 1 of this Quarterly Report, for further information.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. We could be required to pay Parent a termination fee if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger may result in negative publicity and negatively affect our relationship with our shareowners, employees, customers and suppliers. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

In addition to any other remedy that may be available to any of the parties, including monetary damages, each of the Company, Parent and Merger Sub is generally entitled to an injunction or injunctions to prevent breaches of the Merger Agreement and to enforce specifically the terms and provisions of the Merger Agreement. We cannot assure you that a remedy will be available to us in the event of such a breach or that the damages we incur in connection with such breach will not exceed the amount of the reverse termination fee.

Uncertainties associated with the Merger could adversely affect our business, results of operations and financial condition.
The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in our business and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks and uncertainties include, but are not limited to:
•the possibility that our relationship with suppliers, customers and employees could be adversely affected, including if our suppliers, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•uncertainties caused by any negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in the Company;
•a diversion of a significant amount of management time and resources toward the completion of the Merger;
•a distraction of our current employees as a result of the Merger, which could result in a decline in their productivity or cause distractions in the workplace;
•being subject to certain restrictions on the conduct of our business;
•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger;
•difficulties in attracting and retaining key employees due to uncertainties related to the Merger;
•impact of costs related to completion of the Merger, including any costs related to obtaining regulatory approvals; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Completion of the Merger is conditioned on, among other things, receipt of certain approvals and clearances from government authorities, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met, and if they are not received or waived (as applicable), the Merger will not be completed.
Certain antitrust approvals and clearances, or expiration of waiting periods (or extensions thereof), from government authorities in the U.S. and other jurisdictions are conditions to completing the Merger. In deciding whether to grant these required approvals and clearances, the relevant government authorities will consider, among other things, the effect of the proposed acquisition on competition and national security or other national or other public interests within their relevant jurisdictions. The process of obtaining such approvals and clearances could also require the parties to complete substantial information requests, which could have the effect of delaying the consummation of the Merger.

Subject to the terms of the Merger Agreement, we have agreed to use our reasonable best efforts to promptly take all actions and to do, or cause to be done, all things necessary, proper or advisable pursuant to the Merger Agreement or applicable laws to obtain all required approvals and clearances by government authorities. There can be no assurance that all such required approvals and clearances will be obtained, and we can provide no assurance as to whether such approvals and clearances will be received, or that the pending Merger will be completed, in a timely manner or at all. Even if regulatory approvals are obtained, it is possible conditions will be imposed that could result in a material delay in the completion of the Merger, or the termination of the Merger Agreement, or otherwise have an adverse effect on us.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, enter into or materially modify certain contracts, repurchase, adjust the terms of or issue securities, pay dividends (subject to limited exceptions, including payment of regular quarterly cash dividends in accordance with past practice), make certain capital expenditures, settle certain legal actions, take certain actions relating to intellectual property, take certain action related to employee benefit plans, amend our organizational documents and incur certain indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition.

Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.
The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain termination rights for us and Parent, including (i) if the Merger is not consummated on or before January 10, 2026 (subject to an automatic extension until July 10, 2026, under certain circumstances pursuant to the terms of the Merger Agreement), (ii) if shareowner approval is not obtained, (iii) if the other party breaches its representations, warranties or covenants in a manner that would cause the conditions to the closing of the Merger to not be satisfied and fails to cure such breach, or (iv) if any judgment, law or order prohibiting the Merger becomes final and non-appealable. If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline, we may experience negative reactions from the financial markets, including negative stock price impacts or we may experience negative reactions from our business partners and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Merger.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.
Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee in the amount of $73,543,400 under specified conditions. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our shareowners than the Merger. If the Company is required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on the Company’s financial condition and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.
Under the Merger Agreement, we are restricted from soliciting, initiating, proposing or knowingly inducing the making, submission or announcement of, or knowingly encouraging, facilitating or assisting any proposal or offer that constitutes or would reasonably be expected to lead to, an Acquisition Proposal (as defined in the Merger Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing an acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration provided for in the Merger Agreement.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Lawsuits may arise in connection with the Merger, which could delay or prevent completion of the Merger and/or result in substantial costs.
Lawsuits related to the Merger may be filed against us and our directors and officers, including by our shareowners. Although litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition, the outcome of any litigation cannot be assured. Additionally, the amount of fees and costs of defense, including costs associated with the indemnification of directors and officers, and other liabilities that may be incurred in connection with lawsuits and other negative effects, such as diversion of resources from the Merger and ongoing business activities, negative publicity or damage to our relationships with business partners, suppliers and customers, could have an adverse effect on our business, financial condition and operating results.

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

Item 6. Exhibits
(a)Exhibits:

2.1	Agreement and Plan of Merger, dated as of July 10, 2025 by and among Ferrero International S.A., Frosty Merger Sub, Inc., and WK Kellogg Co. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 10, 2025)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Gary Pilnick
31.2	Rule 13a-14(a)/15d-14(a) Certification of David McKinstray
32.1**	Section 1350 Certification of Gary Pilnick
32.2**	Section 1350 Certification of David McKinstray
99.1	Voting Agreement, dated as of July 10, 2025, by and among W.K. Kellogg Foundation Trust and Ferrero International S.A. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on July 10, 2025)
99.2	Voting Agreement, dated as of July 10, 2025, by and among the Gund Entities and Ferrero International S.A. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on July 10, 2025)
99.3	Voting Agreement, dated as of July 10, 2025, by and among the Gund Trusts and Ferrero International S.A. (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the SEC on July 10, 2025)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WK KELLOGG CO

/s/ David McKinstray
David McKinstray
Chief Financial Officer

/s/ Lisa Walter
Lisa Walter
Principal Accounting Officer; Corporate Controller
Date: August 7, 2025